Form 10-Q
period 2022-06-30
ENDI Corp.
filed 2022-08-22
CIK 1908984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

ENDI CORP.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 000-56469

Delaware	87-4284605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2400 Old Brick Road, Suite 115, Glen Allen, Virginia	23060
(Address of Principal Executive Offices)	(Zip Code)

(434) 336-7737

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒ No

The number of shares outstanding of the issuer’s Class A Common Stock, $0.0001 par value, as of August 18, 2022 is 5,452,383 and the number of shares outstanding of the issuer’s Class B Common Stock, $0.0001 par value, as of August 18, 2022 is 1,800,000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan,” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties which may affect the Company’s business and prospects, including changes in economic and market conditions, acceptance of the Company’s products, maintenance of strategic alliances, and other factors discussed elsewhere in this Form 10-Q, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors.

EXPLANATORY NOTE

ENDI Corp. (formerly White Dove Systems, Inc., Interfoods Consolidated, Inc., Sitestar Corporation, and then Enterprise Diversified, Inc.) was incorporated in Delaware on December 23, 2021. On August 11, 2022, the Company successfully completed its merger with Enterprise Diversified, Inc. (“Enterprise Diversified”) and CrossingBridge Advisors, LLC (“CrossingBridge”). Pursuant to the merger, Enterprise Diversified and CrossingBridge combined their business with and into the Company and now operate as wholly-owned subsidiaries of the Company. The Company is the successor registrant to Enterprise Diversified’s SEC registration and OTC listing effective as of the consummation of the merger. The reporting periods covered by this report on Form 10-Q for the three and six months ended June 30, 2022 reflect the standalone business of Enterprise Diversified prior to the consummation of the merger on August 11, 2022 and do not reflect the business of CrossingBridge. Unless the context otherwise requires, and when used in this Report, the “Company,” “ENDI,” “we,” “our,” or “us” refers to ENDI Corp. and its subsidiaries AS OF AND AFTER AUGUST 11, 2022 AND TO ENTERPRISE DIVERSIFIED AND ITS SUBSIDIARIES FOR THE PERIODS UP TO AUGUST 11, 2022.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDI CORP.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$16,013,747	$13,487,482
Accounts receivable, net	39,663	351,405
Investment redemption receivable	—	3,734,465
Income tax benefit	13,468	—
Other current assets	11,850	6,417
Total current assets	16,078,728	17,579,769
Long-term Assets
Property and equipment, net	7,639	9,661
Notes receivable	50,000	50,000
Goodwill, net	212,445	212,445
Real estate - held for investment, net	—	26,911
Other assets	58,125	61,972
Total long-term assets	328,209	360,989
Total assets	$16,406,937	$17,940,758
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$11,093	$11,474
Accrued compensation	—	337,759
Accrued expenses	332,444	308,039
Deferred revenue	190,806	171,194
Income taxes payable	—	6,532
Total current liabilities	534,343	834,998
Total liabilities	534,343	834,998
Stockholders’ Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 10,000,000 shares authorized; 2,647,383 shares issued and outstanding	330,922	330,922
Additional paid-in capital	27,673,692	27,673,692
Accumulated deficit	(12,132,020)	(10,898,854)
Total stockholders’ equity	15,872,594	17,105,760
Total liabilities and stockholders’ equity	$16,406,937	$17,940,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30		June 30
	2022	2021	2022	2021
Revenues - asset management	$38,195	$1,556,005	$76,690	$3,749,859
Revenues - real estate	—	335,724	1,800	345,460
Revenues - internet operations	215,522	223,919	432,202	456,185
Total revenues	253,717	2,115,648	510,692	4,551,504

Cost of revenues - real estate	—	236,209	445	243,853
Cost of revenues - internet operations	111,821	70,029	183,015	141,992
Total cost of revenues	111,821	306,238	183,460	385,845

Gross profit - asset management	38,195	1,556,005	76,690	3,749,859
Gross profit - real estate	—	99,515	1,355	101,607
Gross profit - internet operations	103,701	153,890	249,187	314,193
Total gross profit	141,896	1,809,410	327,232	4,165,659

Selling, general, and administrative expenses
Insurance	26,003	12,937	45,790	19,540
Professional fees	385,882	156,708	1,130,735	300,213
Salaries and wages	167,014	192,105	323,861	375,059
Travel and meals	37,555	4,735	49,601	5,086
Other operating expenses	57,975	56,393	108,688	100,970
Total selling, general and administrative expenses	674,429	422,878	1,658,675	800,868
Income (loss) from operations	(532,533)	1,386,532	(1,331,443)	3,364,791

Gain on sale of real estate	—	—	43,140	—
Gain on sale of noncontrolling interest in subsidiary	—	778,872	—	778,872
Interest income	31,817	—	53,146	—
Interest expense	—	(2,150)	—	(6,945)
Other income, net	372	(11,049)	1,991	(5,864)
Total other income	32,189	765,673	98,277	766,063

Income (loss) from operations before income taxes	(500,344)	2,152,205	(1,233,166)	4,130,854
Income tax expense	—	—	—	—
Net income (loss)	$(500,344)	$2,152,205	$(1,233,166)	$4,130,854

Net income (loss) per share, basic	(0.19)	0.81	(0.47)	1.57
Net income (loss) per share, diluted	(0.19)	0.81	(0.47)	1.56
Weighted average number of shares, basic	2,647,383	2,647,383	2,647,383	2,639,153
Weighted average number of shares, diluted	2,647,383	2,648,051	2,647,383	2,639,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common		Paid-in	Accumulated	Stockholders’
	Stock	Amount	Capital	Deficit	Equity
Balance December 31, 2021	2,647,383	$330,922	$27,673,692	$(10,898,854)	$17,105,760
Net loss	—	—	—	(732,822)	(732,822)
Balance March 31, 2022	2,647,383	330,922	27,673,692	(11,631,676)	16,372,938
Net loss	—	—	—	(500,344)	(500,344)
Balance June 30, 2022	2,647,383	$330,922	$27,673,692	$(12,132,020)	$15,872,594

			Additional		Total
	Common		Paid-in	Accumulated	Stockholders’
	Stock	Amount	Capital	Deficit	Equity
Balance December 31, 2020	2,602,240	$325,280	$27,439,334	$(13,721,203)	$14,043,411
Net income	—	—	—	1,978,649	1,978,649
Stock issuance	45,143	5,642	234,358	—	240,000
Balance March 31, 2021	2,647,383	330,922	27,673,692	(11,742,554)	16,262,060
Net income	—	—	—	2,152,205	2,152,205
Balance June 30, 2021	2,647,383	$330,922	$27,673,692	$(9,590,349)	$18,414,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2022 and 2021

	2022	2021
Cash flows from (used in) operating activities:
Net income (loss) from operations	$(1,233,166)	$4,130,854
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Realized and unrealized gains on long-term investments	—	(3,336,295)
Gain on sale of noncontrolling interest in subsidiary	—	(778,872)
Accrued stock compensation expense	(250,000)	75,000
Gain on sale of real estate	(43,140)	(120,787)
Bad debt expense (recoveries)	11,392	(67)
Depreciation and amortization	6,267	5,307
Accrued interest income on notes receivable	—	(9,352)
Other	720	231
(Increase) decrease in:
Investment redemption receivable	3,733,795	—
Accounts receivable, net	300,350	(225,035)
Income tax benefit	(13,468)	—
Other current assets	(5,433)	12,761
Increase (decrease) in:
Accounts payable	(381)	(23,886)
Accrued expenses	(63,354)	(23,960)
Deferred revenue	19,612	5,957
Income taxes payable	(6,532)	—
Net cash flows from (used in) operating activities	2,456,662	(288,144)
Cash flows from investing activities:
Proceeds from sale of investments	—	8,458,895
Proceeds from sale of subsidiary	—	850,000
Proceeds from sale of real estate	69,603	332,000
Purchases of investments	—	(69,013)
Net cash flows from investing activities	69,603	9,571,882
Cash flows used in financing activities:
Principal payments on note payable	—	(225,633)
Net cash flows used in financing activities	—	(225,633)
Net increase in cash	2,526,265	9,058,105
Cash and cash equivalents at beginning of the period	13,487,482	341,007
Cash and cash equivalents at end of the period	$16,013,747	$9,399,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Six Months Ended June 30, 2022 and 2021

	2022	2021
Non-cash and other supplemental information:
Consulting services received in lieu of cash receipts	$25,500	$25,500
Issuance of common stock per equity compensation plan	$—	$240,000
Transfer of real estate held for investment to held for resale	$—	$211,213
Accrued interest receivable converted to common stock	$—	$45,410
Cash paid for interest	$—	$6,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Lines of Business

ENDI Corp. (formerly White Dove Systems, Inc., Interfoods Consolidated, Inc., Sitestar Corporation, and then Enterprise Diversified, Inc.) was incorporated in Delaware on December 23, 2021. On August 11, 2022, the Company successfully completed its merger with Enterprise Diversified, Inc. (“Enterprise Diversified”) and CrossingBridge Advisors, LLC (“CrossingBridge”). Pursuant to the merger, Enterprise Diversified and CrossingBridge combined their business with and into the Company and now operate as wholly-owned subsidiaries of the Company. The Company is the successor registrant to Enterprise Diversified’s SEC registration and OTC listing effective as of the consummation of the merger. The reporting periods covered by this report on Form 10-Q for the three and six months ended June 30, 2022 reflect the standalone business of Enterprise Diversified, Inc. prior to the consummation of the merger on August 11, 2022 and do not reflect the business of CrossingBridge. Unless the context otherwise requires, and when used in this Report, the “Company,” “ENDI,” “we,” “our,” or “us” refers to ENDI Corp. and its subsidiaries as of and after August 11, 2022 and to Enterprise Diversified and its subsidiaries for the periods up to August 11, 2022.

During the three- and six-month periods ended June 30, 2022, the Company, through Enterprise Diversified prior to the consummation of the merger on August 11, 2022, operated through four reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Other Operations include corporate operations and nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”) and Willow Oak Capital Management, LLC.

Willow Oak is an asset management platform focused on growing and enhancing the alternative investment landscape. Willow Oak seeks partnerships with alternative investment managers in the early stages of growth in order to build a network of unique investment opportunities for investors and scalable, professional operations for managers. Willow Oak offers affiliated managers strategic consulting, operational support, and growth opportunities through minority partnerships and other bespoke relationships. Affiliations to date include consulting, fund launching, investor relations, and fund management administrative support. The Company intends to actively expand its Willow Oak platform with additional offerings that enhance the value of the Willow Oak platform to managers and funds across the investing community.

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earned a share of management and performance fees earned. On May 31, 2021, however, Willow Oak initiated a series of liquidating distributions of its investment in Alluvial Fund according to a mutually agreed upon cash distribution schedule with the general partner. On December 31, 2021, Willow Oak initiated its third and final liquidating cash distribution in respect of such schedule. As of December 31, 2021, and subsequently as of June 30, 2022, Willow Oak no longer holds any remaining investment in Alluvial Fund. In accordance with the partnership terms of Alluvial Fund, however, a portion of Willow Oak’s capital account was retained by the general partner until the fund’s activities for the year ended December 31, 2021 were finalized through an independent audit. The retained amount was not actively invested and was not subject to investment gains or losses. The retained amount is represented by the investment redemption receivable amount on the accompanying consolidated balance sheets for the year ended December 31, 2021; however it has been fully collected during the three-month period ended June 30, 2022. Investment gains and losses for activity during the prior periods presented are reported as revenue on the accompanying unaudited consolidated statements of operations.

In August 2020, Willow Oak created two wholly-owned entities, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”), to support the Willow Oak platform and partnership model in perpetuity. Willow Oak AMS earns gross revenue shares commensurate with ownership stakes in investment management firms in exchange for the provision of benefits of affiliation and ongoing fund management services (“FMS”). Willow Oak FMS earns a direct fee from affiliated limited partnerships for rendering administrative, compliance program management, and tax and audit liaison services.

Real Estate Operations

As has been previously reported, in December 2017, ENDI created New Mt Melrose, a wholly-owned subsidiary at that time, to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with the seller, Old Mt. Melrose. During  January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to Woodmont, which agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of  June 27, 2019. As was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on  May 20, 2021, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of the quarterly period ended  June 30, 2021, and for all subsequent reporting periods, the Company does not hold any remaining interests in the New Mt Melrose entity. See Notes 3 and 8 for more information.

As has been previously reported, in July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. During the prior three-month period ended March 31, 2022, the Company sold the sole residential property remaining in the portfolio. As a result of this sale, the Company no longer maintains any residential rental properties or rental leases. As of June 30, 2022, through EDI Real Estate, LLC, ENDI owns two vacant lots located in Roanoke, Virginia, comprising the entirety of the Company’s remaining real estate portfolio.

Internet Operations

The Company operates its internet operations segment through Sitestar.net, a wholly-owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

Other Operations

Other operations include nonrecurring or one-time strategic funding or similar activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the main recent activities comprising other operations. Additional investment activity that is not specifically mentioned below is included in the accompanying consolidated financial statements.

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On December 31, 2020, the Company accepted a revision of terms to the original promissory note, which includes, among other things, an extension of the loan maturity date to December 31, 2022, an increase of interest to the amount of 12% annually, and a provision to settle all currently accrued interest through the issuance of Triad Guaranty, Inc. common shares. In line with the revision of note terms, during the three-month period ended March 31, 2021, the Company was issued 454,097 shares of Triad Guaranty, Inc. in lieu of interest accrued on the note receivable as of December 31, 2020.

On December 27, 2021, the Company completed the purchase of a comparable investment consisting of (i) another Triad Guaranty Inc. promissory note in the original principal sum of $155,000, having the same terms as the December 31, 2020, financing agreement, along with (ii) 393,750 common shares of Triad Guaranty, Inc., for $25,000 from a related party. The value of this purchase is reflective of the implied collectability of the promissory note and the relative illiquidity of Triad Guaranty, Inc. stock. The Company determined that the December 27, 2021, transaction represents an active market transaction of similar assets to the Company’s existing Triad Guaranty, Inc. assets. As a result, the Company recorded a total $189,515 impairment on  December 31, 2021, to its existing Triad Guaranty, Inc. promissory note and common stock to reflect the market value implied by the December 27, 2021, transaction. As of December 31, 2021, and subsequently as of June 30, 2022, the Company holds its interests in both promissory notes at $50,000 under notes receivable on the accompanying consolidated balance sheets and has attributed no value to its 847,847 aggregate shares of Triad Guaranty, Inc. common stock. See Note 4 for more information.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and those entities in which it otherwise has a controlling financial interest as of and for the periods ended June 30, 2022, including: Willow Oak Asset Management, LLC, Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC, Willow Oak Asset Management Fund Management Services, LLC, Bonhoeffer Capital Management, LLC, Sitestar.net, Inc., and EDI Real Estate, LLC, and do not include the accounts of CrossingBridge.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The  December 31, 2021 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2022, and the results of operations for the three and six months ended June 30, 2022 and 2021.

Use of Estimates

In accordance with GAAP, the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including, among other items, those related to fair value of investments, revenue recognition, accrued expenses, financing operations, fair value of goodwill, fixed asset lives and impairment, lease right-of-use assets and impairment, deferred tax assets, liabilities and valuation allowance, other assets, the present value of lease liabilities, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. These accounting policies are described at relevant sections in the notes to the consolidated financial statements.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents, accounts receivable, and notes receivable. The Company places its cash with high-quality financial institutions and, at times, may exceed the FDIC and CDIC insurance limit. The Company extends credit based on an evaluation of customers’ financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid instruments purchased with a maturity of three months or less.

Investments

The Company can hold various investments through its asset management operations and real estate operations segments. Additionally, investments may be held and reported under the Company’s “other” segment. Assets held through these segments do not have a readily determinable value as these investments are either not publicly traded, do not have published sales records, or do not routinely make current financial information available. Investments held through the asset management operations segment are remeasured to fair value on a recurring basis. Investments held under the real estate operations and other operations segments are remeasured when additional valuation inputs become observable. See Note 4 for more information.

Accounts Receivable

The Company grants credit in the form of unsecured accounts receivable to its customers. The estimate of the allowance for doubtful accounts, which is the recorded allowance for doubtful accounts and bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are written off from the allowance for doubtful accounts when an account or invoice is individually determined to be uncollectible.

The Company’s asset management operations segment records receivable amounts for management fee shares and fund management services revenue earned on a monthly basis. Management fee shares and fund management services fees are calculated and collected on either a monthly or quarterly basis as dictated by the respective partnership agreement. The Company historically has had no collection issues with management fee shares and fund management receivables and the overall possibility for non-collection is extremely low. For these reasons, management has determined that it is not necessary to record an allowance against these receivables.

The Company’s asset management operations segment also records receivable amounts for performance fee shares earned on an annual basis. Performance fee shares are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by affiliate relationship, and typically include annual measurement periods. The Company historically has had no collection issues with performance fee shares and the overall possibility for non-collection is extremely low. For these reasons, management has determined that it is not necessary to record an allowance against these receivables.

Real estate operations segment rental accounts were typically paid by tenants via cash or check no later than the fifth of the month. Any accounts collected after the fifth were charged either a flat-rate late fee or a daily-rate late fee based upon the lease agreement. If payments were not provided in a timely manner, then the amount due was designated as an account receivable. If accounts remained uncollected, then standard operating procedures were followed to commence a notice process for the tenant to either pay the amount due or vacate the property. Accounts receivable from rental revenue were generally considered unrecoverable after 90 days unless the Company reasonably believed that recovery was probable. These procedures typically resulted in low amounts of past due receivables.

The internet operations segment attempts to reduce the risk of non-collection by including a late-payment fee and a manual-processing-payment fee to customer accounts. Receivables more than 90 days past due are no longer included in accounts receivable and are turned over to a collection agency. Accounts receivable more than 30 days are considered past due.

As of June 30, 2022, and December 31, 2021, allowances offsetting gross accounts receivable on the accompanying condensed consolidated balance sheets totaled $2,704 and $474, respectively. For the three and six-month periods ended June 30, 2022, and 2021, bad debt expenses (recoveries) totaled $4,560 and $11,392, and ($156) and ($67), respectively.

Notes Receivable

The Company does not routinely issue notes receivable in the ordinary course of business, but when a business opportunity arises, a subsidiary may issue a note if it appears to be favorable to the Company. Notes receivable are recorded at their principal amount and interest is accrued quarterly based on the applicable interest rate. The Company makes an assessment of the ultimate collectability of each note receivable on an annual basis based upon the financial condition of the borrower.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation is computed using the straight-line method based on the estimated useful lives for each of the following asset classifications:

Furniture and fixtures (in years)	5
Equipment (in years)	7
Building improvements (in years)	15
Buildings (in years)	27.5

The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses estimated future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Property and equipment to be disposed are reported at the lower of carrying amount or fair value of the asset less cost to sell.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company tests its goodwill annually as of December 31, or more often if events and circumstances indicate that those assets might not be recoverable.

Impairment testing of goodwill is required at the reporting-unit level (operating segment or one level below operating segment). The impairment test involves calculating the impairment of goodwill based solely on the excess of the carrying value of the reporting unit over the fair value of the reporting unit. Prior to performing the impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment to determine whether a detailed quantitative analysis is required. The Company estimates the fair value of its reporting units using discounted expected future cash flows.

No impairment adjustments were recorded during the three and six-month periods ended June 30, 2022, and 2021.

Intangible assets (other than goodwill) consist of domain names attributed to the internet operations segment. The Company owns 236 domain names, of which 108 are available for sale. These domains are valued at historical cost. When management determines that material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses estimated future undiscounted cash flows of the related intangible asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

No impairment adjustments were recorded during the three and six-month periods ended June 30, 2022, and 2021.

Amortization expense on domain names used for internet operations during the three and six-month periods ended June 30, 2022 totaled $1,923 and $3,847, respectively. There was no comparable amortization expense on domain names for the three and six-month periods ended June 30, 2021.

Real Estate

Real estate properties held for resale are carried at the lower of cost or fair value. All costs directly related to the improvement and carrying of real estate are capitalized, including renovations and property taxes, to the extent the capitalized costs of the property do not exceed the estimated fair value of the property. If the cost of the real estate exceeds the estimated fair value, then the excess is charged to expense. Fair value is estimated based on comparable sales in the geographic area in which the real estate is located. Fair value is evaluated annually by management or when events or changes in circumstances indicate the carrying value of the real estate may not be recoverable.

No impairment adjustments were recorded during the three and six-month periods ended June 30, 2022, and 2021.

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

No real estate was transferred for use during the three- and six-month periods ended June 30, 2022. During the three- and six-month periods ended June 30, 2021, $42,032 and $211,213, respectively, of real estate held for investment was transferred to real estate held for resale. No improvements were made to real estate held for investment or held for resale during the three- and six-month periods ended June 30, 2022, and 2021.

Accrued Compensation

Accrued compensation represents performance-based incentives that have not yet been paid. Additional compensation can be paid in the form of cash or via the issuance of Company stock. Compensation structures for employees are a pre-approved part of a formal employment agreement or arrangement. The compensation accrual amount issued is based on the cash value or the final value of Company stock that was approved to be issued by the Governance, Compensation, and Nomination Committee of the Board of Directors of Enterprise Diversified. These compensation amounts are accrued when earned and able to be estimated and are paid or issued annually after financial records are finalized.

Other Accrued Expenses

Other accrued expenses represent incurred but not-yet-paid expenses from payroll accruals, professional fees, and other accrued taxes.

Leases

The Company records right-of-use assets and lease liabilities arising from both financing and operating leases that contain terms extending longer than one year. The Company does not recognize right-of-use assets or lease liabilities for short-term leases (those with original terms of 12 months or less). In making our determinations, the Company combines lease and non-lease elements of our leases.

Revenue Recognition

Asset Management Operations and Other Investment Revenue

Management fee shares and fund management services fees are earned and recorded on a monthly basis and are included in revenue on the accompanying unaudited consolidated statements of operations. Performance fee shares are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by affiliate relationship, and typically include annual measurement periods. Performance fee shares are recognized only when it is determined that there is no longer potential for significant reversal, such as when a fund’s performance exceeds a contractual threshold at the end of a specified measurement period. Consequently, a portion of the performance fee shares recognized may be partially or wholly related to services performed in prior periods.

Long-term investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized in the period of adjustment. During periods prior to the Company’s final liquidating withdrawal from Alluvial Fund on December 31, 2021, the Company earned revenue from investments, including realized and unrealized gains and losses, which may have resulted in negative revenues for a given period.

Management notes that the structure of these arrangements leaves a very low possibility for nonperformance. While the amount of revenue can vary from month to month, collectability is very high. No contract assets or liabilities are recognized or incurred.

A summary of revenue earned through asset management operations for the three- and six-month periods ended June 30, 2022, and 2021 is included below:

	Three-Month Period Ended June 30		Six-Month Period Ended June 30
Asset Management Operations Revenue	2022	2021	2022	2021
Realized and unrealized gains on investment activity	$—	$1,283,600	$—	$3,338,071
Performance fee revenue	—	230,145	—	329,724
Management fee revenue	16,445	21,366	33,190	40,630
Fund management services revenue	21,750	20,894	43,500	41,434
Total revenue	$38,195	$1,556,005	$76,690	$3,749,859

Real Estate Revenue

Prior to the sale of its sole remaining residential rental property during the prior three-month period ended March 31, 2022, the Company earned real estate revenue through rental agreements on real estate held for investment, as well as through the sale of real estate held for resale.

Rental revenue from real estate held for investment was recognized when it was earned, generally on the last day of each month or at another regular period agreed upon by the Company and the tenant. Tenants generally provided a security deposit at the time of possession. This deposit was held separately from revenue and only applied to revenue when rental payment comparable to the security deposit amount was not provided in a timely manner and was considered unlikely to be recovered. Otherwise, the security deposit was returned in a timely manner after the property was surrendered back to the Company. Management had concluded that the nature of the performance obligation was cyclical and predictable with a very low possibility for nonperformance. No contract assets or liabilities were recognized or incurred.

Revenue from real estate held for resale was recognized upon closing of the sale (transfer of control), as all conditions for full revenue recognition were met at that time. All costs associated with the property sold were removed from the consolidated balance sheets and were charged to cost of revenue at that time.

Internet Revenue

The Company sells internet and email services under annual and monthly contracts. Under the annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract. Under the monthly contracts, the subscriber is billed monthly and revenue is recognized for the period to which the service relates. Domain name registration revenue is recognized at the point of registration. Sales of hardware are recognized as revenue upon delivery and acceptance of the product by the customer. Sales are adjusted for any returns or allowances. Management has concluded that the nature of the performance obligation is cyclical with a very low possibility for nonperformance. Contract liabilities (deferred revenue) are recognized in the amount of collections received in advance of services to be performed. No contract assets are recognized or incurred.

The Company generates revenue in its internet operations segment from consumer and business-grade internet access, wholesale managed modem services for downstream ISPs, web hosting, third-party software as a reseller, and various ancillary services in the United States and Canada. Services include narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic, and wireless), web hosting, and additional related services to consumers and businesses. Customers may also subscribe to web hosting plans to include email access and storage. Internet revenue is affected by the changing composition of revenue sources. In some years, this shift can be significant.

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue increased from $171,194 at December 31, 2021, to $190,806 at June 30, 2022. During the three- and six-month periods ended June 30, 2022, and 2021, $33,825 and $132,457, and $38,568 and $157,880, respectively, of revenue was recognized from prior-year contract liabilities (deferred revenue).

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment, inclusive of the recent tax reform act. The most recent three tax years of Enterprise Diversified, fiscal years ended  December 31, 2021, December 31, 2020, and December 31, 2019, are open to potential IRS examination.

During the three- and six-month periods ended June 30, 2022 and 2021, the Company did not report any income tax expenses. The current and prior year three- and six-month periods did not produce positive taxable income after applying historical net operating loss carryforwards, which are subject to certain limitations.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

In periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potentially dilutive common shares is anti-dilutive. In periods of net income, diluted earnings per share is computed using the more dilutive of the “two-class method” or the “treasury method.” Dilutive earnings per share under the “two-class method” is calculated by dividing net income available to common stockholders as adjusted for the participating securities, by the weighted-average number of shares outstanding plus the dilutive impact of all other potentially dilutive common shares, consisting primarily of common shares underlying common stock equity incentives. Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potentially dilutive common shares, consisting primarily of common shares underlying common stock equity incentives.

There were no potentially dilutive shares for the three- and six-month periods ended June 30, 2022. The number of potentially dilutive shares for the three- and six-month periods ended June 30, 2021, consisting of common shares underlying common stock equity incentives, was 668. None of the potentially dilutive securities had a dilutive impact during the three-month period ended June 30, 2021 after rounding was applied. During the six-month period ended June 30, 2021, the potentially dilutive shares resulted in a dilutive impact of $0.01 per share.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate should now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayments. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. In November 2019, the FASB issued further guidance on expected recoveries for purchased financial assets with credit deterioration, and transition refiled for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company currently expects that the adoption of this guidance may change the way we assess the collectability of our receivables and recoverability of other financial instruments. The Company will adopt this guidance as of January 1, 2023. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805). This update provided that an acquirer no longer records deferred revenue of the acquiree based on its acquisition date fair value. Rather, the acquirer accounts for contract assets and liabilities in accordance with ASC 606 as if it had originated the contract (i.e., continue to account for such assets and liabilities as has historically been done by the acquiree in accordance with ASC 606). This new guidance is required to be adopted by public entities in years beginning after December 15, 2022 on a prospective basis. Early adoption is permitted. The Company has adopted this guidance as of December 31, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements.

The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3. HISTORICAL SALE OF REMAINING INTEREST IN REAL ESTATE SUBSIDIARY

As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC, a Delaware limited liability company (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio. The Company retained a 35% membership interest in Mt Melrose.

However, as has been previously reported, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in Mt Melrose, LLC in conjunction with an $850,000 cash payment to the Company. Accordingly, as of the quarterly period ended June 30, 2021, and subsequently as of December 31, 2021, the Company does not hold any remaining interests in Mt Melrose, LLC. During the quarterly period ended June 30, 2021, the Company recognized a gain of $778,872 on the May 17, 2021, sale, which was included as a separate line item on the unaudited condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2021. This gain was representative of the difference between the Company’s carrying value of its Mt Melrose equity investment, various other intercompany reimbursements, and the final sale price represented by the May 17, 2021 transaction.

NOTE 4. FAIR VALUE OF ASSETS AND LIABILITIES

GAAP defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date, and establishes a hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

●

Level 1 - inputs are quoted prices in active markets as of the measurement date for identical assets and liabilities that the Company has the ability to access; this category includes exchange-traded mutual funds and equity securities;

●

Level 2 - inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates or yield curves, that are observable at commonly quoted intervals; this category includes mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities, and derivative contracts; and

●

Level 3 - inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability; the measurements are highly subjective.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company does not hold any assets or liabilities measured at fair value on a recurring basis as of the quarterly period ended June 30, 2022, or as of the year ended December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the three- and six-month periods ended June 30, 2022, and 2021.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate an impairment may have occurred. No impairments were recorded during the three- and six-month periods ended June 30, 2022, and 2021.

As discussed previously, the Company holds common stock in Triad Guaranty, Inc. This stock was received in accordance with the December 31, 2020 revisions to the original promissory note, which included Triad stock to be issued in lieu of accrued interest. The Company historically measured its investment in the stock at its cost basis, which was equal to the amount of accrued interest on the promissory note as of December 31, 2020. On  December 27, 2021, the Company purchased additional Triad Guaranty, Inc. common stock along with another promissory note from a related party. Due to the illiquid nature of Triad Guaranty, Inc. stock, as well as the lack of available financial information for the entity, on December 31, 2021, the Company impaired the full historical value, $45,410, of its investment in Triad Guaranty, Inc. stock. Additionally, on  December 31, 2021, the Company recorded an impairment of $144,105 on its historical promissory note from Triad Guaranty, Inc. due to concerns regarding its ultimate collectability. The total impairment recorded on the Triad Guaranty, Inc. stock and promissory note was $189,515. As of December 31, 2021, and subsequently as of June 30, 2022, the Company holds its interests in both promissory notes at $50,000 under notes receivable on the accompanying consolidated balance sheets and has attributed no value to its aggregate shares of Triad Guaranty, Inc. common stock.

NOTE 5. PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2022, and December 31, 2021, consisted of the following:

	June 30, 2022	December 31, 2021
Computers and equipment	$17,330	$17,330
Furniture and fixtures	10,850	10,850
	28,180	28,180
Less accumulated depreciation	(20,541)	(18,519)
Property and equipment, net	$7,639	$9,661

Depreciation expense was $1,011 and $2,023 for the three- and six-month periods ended June 30, 2022 and 2021, respectively.

NOTE 6. REAL ESTATE

EDI Real Estate, LLC

Through EDI Real Estate, as of June 30, 2022, and  December 31, 2021, the Company identified the following units as held for resale or held for investment as noted below:

EDI Real Estate	June 30, 2022	December 31, 2021
Units occupied or available for rent	0	1
Vacant lots held for investment	2	2
Total units held for investment	2	3

As of June 30, 2022, the two vacant lots located in Roanoke, Virginia are not assigned a value on the accompanying consolidated balance sheets, as the lots hold limited value due to their rural location and lack of utility and access.

The unit held for investment as of December 31, 2021, consisted of a single-family residential rental unit. This property was sold during the prior three-month period ended March 31, 2022.

The lease in effect as of December 31, 2021, was based on a month-to-month provision as the initial annual term of the lease had been completed. An outside property management company managed this rental property on behalf of the Company. As this property was sold during the prior three-month period ended March 31, 2022, there are no anticipated future rental revenues.

EDI Real Estate	June 30, 2022	December 31, 2021
Total real estate held for investment	$—	$43,821
Accumulated depreciation	—	(16,910)
Real estate held for investment, net	$—	$26,911

For the three- and six-month periods ended June 30, 2022 and 2021, depreciation expense on the EDI Real Estate portfolio of properties was $0 and $398, and $555 and $2,932, respectively.

EDI Real Estate’s sole remaining residential property was sold during the prior three-month period ended March 31, 2022. Gross proceeds for the sale of the property were $75,000 and net proceeds totaled $69,603. This compares to the property’s carrying value of $26,463, which resulted in a gain of $43,140 on the sale. Three properties were sold during the three- and six-month periods ended June 30, 2021. Total gross proceeds for the sales of the three properties was $332,000 and net proceeds totaled $75,395. This compares to their carrying value of $211,213, which resulted in a net gain of $120,787 for the three- and six-month periods. No properties were purchased during the three- and six-month periods ended June 30, 2022 and 2021.

No impairment adjustments were recorded on the EDI Real Estate portfolio during the three- and six-month periods ended June 30, 2022, and 2021.

NOTE 7. SEGMENT INFORMATION

During the three- and six-month periods ended June 30, 2022, the Company operated through four business segments with separate management and reporting infrastructures that offer different products and services. The four business segments are as follows: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations.

The asset management operations segment includes revenues and expenses derived from various joint ventures, service offerings, and initiatives undertaken in the asset management industry.

The real estate operations segment includes (i) revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia, and (ii) our equity in Mt Melrose, LLC, prior to the sale of the Company’s remaining membership interests on May 17, 2021, which managed properties held for investment and held for resale located in Lexington, Kentucky.

The internet operations segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services. Our internet segment includes revenue generated by operations in both the United States and Canada. For the three- and six-month periods ended June 30, 2022 and 2021, the internet operations segment generated revenue of $204,707 and $410,584, and $212,512 and $432,792, in the United States and revenue of $10,815 and $21,618, and $11,407 and $23,393, in Canada, respectively. All assets reported under the internet operations segment for the periods ended June 30, 2022 and December 31, 2021, are located within the United States.

The other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three- and six-month periods ended June 30, 2022, and 2021.

Three-Month Period Ended June 30, 2022	Asset Management	Real Estate	Internet	Other	Consolidated
Revenues	$38,195	$—	$215,522	$—	$253,717
Cost of revenue	—	—	111,821	—	111,821
Operating expenses	156,466	(180)	63,018	455,125	674,429
Other income (expense)	(1,134)	—	463	32,860	32,189
Income (loss) from operations	(119,405)	180	41,146	(422,265)	(500,344)
Goodwill	—	—	212,445	—	212,445
Identifiable assets	$147,805	$19,738	$442,465	$15,796,929	$16,406,937

Three-Month Period Ended June 30, 2021	Asset Management	Real Estate	Internet	Other	Consolidated
Revenues	$1,556,005	$335,724	$223,919	$—	$2,115,648
Cost of revenue	—	236,209	70,029	—	306,238
Operating expenses	112,939	18,249	50,345	241,345	422,878
Other income	—	760,472	360	4,841	765,673
Income (loss) from operations	1,443,066	841,738	103,905	(236,504)	2,152,205
Goodwill	—	—	212,445	—	212,445
Identifiable assets	$17,334,335	$51,579	$409,194	$1,007,686	$18,802,794

Six-Month Period Ended June 30, 2022	Asset Management	Real Estate	Internet	Other	Consolidated
Revenues	$76,690	$1,800	$432,202	$—	$510,692
Cost of revenue	—	445	183,015	—	183,460
Operating expenses	276,000	29	112,862	1,269,784	1,658,675
Other income (expense)	(1,307)	43,390	1,871	54,323	98,277
Income (loss) from operations	(200,617)	44,716	138,196	(1,215,461)	(1,233,166)
Goodwill	—	—	212,445	—	212,445
Identifiable assets	$147,805	$19,738	$442,465	$15,796,929	$16,406,937

Six-Month Period Ended June 30, 2021	Asset Management	Real Estate	Internet	Other	Consolidated
Revenues	$3,749,859	$345,460	$456,185	$—	$4,551,504
Cost of revenue	—	243,853	141,992	—	385,845
Operating expenses	230,650	24,734	96,886	448,598	800,868
Other income	—	755,677	721	9,665	766,063
Income (loss) from operations	3,519,209	832,550	218,028	(438,933)	4,130,854
Goodwill	—	—	212,445	—	212,445
Identifiable assets	$17,334,335	$51,579	$409,194	$1,007,686	$18,802,794

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2022, and December 31, 2021, the Company has no long-term leases that require right-of-use assets or lease liabilities to be recognized.

The previous lease for office space for Willow Oak Asset Management, LLC expired on September 30, 2020, and has been renewed on a month-to-month basis beginning on October 1, 2020. In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to this short-term lease for the three- and six-month periods ended June 30, 2022 and 2021, were $5,250 and $10,500, respectively.

There are no other operating lease costs for the three- and six-month periods ended June 30, 2022 and 2021.

As the Company has no remaining leases classified as operating leases or financing leases as of the periods ended June 30, 2022 and December 31, 2021, there are no future liabilities or maturities of lease obligations recognized on the accompanying consolidated balance sheets.

Other Commitments

Agreement and Plan of Merger with CrossingBridge Advisors, LLC, et al

As has been previously reported, on December 29, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Enterprise Diversified, CrossingBridge, Cohanzick Management, LLC, a Delaware limited liability company (“Cohanzick”) and certain other parties, pursuant to which Enterprise Diversified agreed to become, subject to stockholder approval and the parties’ satisfaction of various closing conditions, a wholly-owned subsidiary of the Company through a series of mergers (the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Enterprise Diversified shareholders approved the Mergers on August 9, 2022 and the Business Combination was consummated on August 11, 2022.  Upon the closing of the Business Combination, each share of the common stock of Enterprise Diversified was converted into the right to receive one share of the Class A Common Stock of the Company. In order to effect the Merger and the Business Combination, the Company formed two merger subsidiaries that merged with and into Enterprise Diversified and CrossingBridge, respectively, in each case with Enterprise Diversified and CrossingBridge as the surviving entities and wholly-owned by the Company.

Litigation & Legal Proceedings

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

As has been previously reported, on April 12, 2016, Enterprise Diversified filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), Enterprise Diversified’s former CEO and director (prior to December 14, 2015) and an owner of record of Enterprise Diversified’s Common Stock, alleging, among other things, that the Former CEO engaged in, and caused Enterprise Diversified to engage in to its detriment, a series of unauthorized and wrongful related party transactions, including causing Enterprise Diversified to borrow certain amounts from the Former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of Enterprise Diversified for personal rent payments to the Former CEO, commingling in land trusts certain real properties owned by Enterprise Diversified and real properties owned by the Former CEO, causing Enterprise Diversified to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO, causing Enterprise Diversified to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive, and to make real estate tax payments thereon for the personal benefit of the Former CEO, converting to the Former CEO and/or absconding with five motor vehicles owned by Enterprise Diversified, causing Enterprise Diversified to pay real property and personal property taxes on numerous properties owned personally by the Former CEO, causing Enterprise Diversified to pay personal credit card debt of the Former CEO, causing Enterprise Diversified to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO, and causing Enterprise Diversified to pay the Former CEO’s personal automobile insurance. Enterprise Diversified is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia), and is set and scheduled for trial on November 17, 2022. Beginning in the prior quarterly period ended March 31, 2022, and during the quarterly period ended June 30, 2022, the parties had engaged in settlement discussions respecting the case; however, subsequent to the quarterly period ended June 30, 2022, the parties have ceased engaging in such settlement discussions at this time. Accordingly, Enterprise Diversified intends to move forward with a trial of the case to conclusion.

Other: Mt Melrose-related Proceedings

As has been previously reported, various disputes had arisen between the Enterprise Diversified and Woodmont Lexington, LLC (“Woodmont”), the entity to whom Enterprise Diversified previously sold, on June 27, 2019, 65% of Enterprise Diversified’s membership interest in Mt Melrose, LLC (“Mt Melrose”).

As has been previously reported, these disputes had resulted in certain litigation between the parties commenced by Enterprise Diversified on November 20, 2019, in the Delaware Court of Chancery, Enterprise Diversified, Inc. v. Woodmont Lexington, LLC, et al., C.A. No. 2019-0928-JTL (Del. Ch.), as well as certain litigation between the parties previously pending in the Circuit Court in Fayette County, Kentucky, Mt Melrose II, LLC, et al. v. Enterprise Diversified, Inc., C.A. No. 19-CI-4304 (Ky. Fayette Cir. Ct.).  As also has been previously reported, commencing in March 2021, Enterprise Diversified and Woodmont agreed to engage in voluntary mediation concerning their various disputes through the Delaware Court of Chancery.

As outcome to the parties’ mediation, on May 17, 2021, Enterprise Diversified, on the one hand, and Woodmont and Mt Melrose, on the other hand, entered into a confidential settlement agreement and mutual general release, pursuant to which the parties have amicably settled all of their disputes and the previously reported related litigation between them. Pursuant to such settlement, all rights and obligations of Enterprise Diversified to Woodmont and/or Mt Melrose, and of Woodmont and/or Mt Melrose to Enterprise Diversified, set forth in the membership interest purchase agreement between Enterprise Diversified and Woodmont and the Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC by and among Enterprise Diversified and Woodmont dated June 27, 2019, and all amendments of those agreements, have been terminated and are of no further force or effect, effective as of May 17, 2021. As consideration for such termination and Enterprise Diversified’s sale to Woodmont of all of Enterprise Diversified’s membership interests in Mt Melrose, Enterprise Diversified received $850,000 in cash proceeds during the quarterly period ended June 30, 2021.

NOTE 9. STOCKHOLDERS’ EQUITY

Classes of Shares

As of June 30, 2022, Enterprise Diversified, Inc.’s Articles of Incorporation, as amended, authorize an aggregate of 40,000,000 shares of capital stock of Enterprise Diversified, Inc., consisting of 30,000,000 authorized shares of serial preferred stock, par value of $0.001 per share, and 10,000,000 authorized shares of common stock, par value of $0.125 per share.

Preferred Stock

As of June 30, 2022, Enterprise Diversified, Inc. had no issued shares of its preferred stock.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020, Enterprise Diversified, Inc. adopted a certain stockholder rights agreement styled as the Tax Benefit Preservation Plan, dated as of July 24, 2020, by and between Enterprise Diversified, Inc. and Colonial Stock Transfer Company, Inc., as rights agent.

During the quarterly period ended June 30, 2022, as reported in the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2022, Enterprise Diversified, Inc. executed an Amendment to the Tax Benefit Preservation Plan on April 1, 2022.  The Amendment was entered into pursuant to the determination by Enterprise Diversified, Inc.’s Board of Directors to amend the Tax Benefit Preservation Plan to accelerate the expiration of the rights thereunder to the close of business on April 5, 2022, thereby effectively terminating the Tax Benefit Preservation Plan as of such time.

Common Stock

As of June 30, 2022, 2,647,383 shares of Enterprise Diversified, Inc. common stock were issued and outstanding.

As previously reported in the Company’s Current Report on Form 8-K Amendment No. 1 filed with the SEC on July 8, 2021, Enterprise Diversified, Inc. filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State on June 16, 2021, increasing the number of shares of common stock, par value of $0.125 per share.

NOTE 10. SUBSEQUENT EVENTS

As previously announced on December 29, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Enterprise Diversified, Zelda Merger Sub 1, Inc., a Delaware corporation (“First Merger Sub”), Zelda Merger Sub 2, LLC, a Delaware limited liability company (“Second Merger Sub”), CrossingBridge and Cohanzick, which was consummated on August 11, 2022 (the “Closing Date”).

On the Closing Date, as contemplated by the Merger Agreement:

●	Enterprise Diversified merged with First Merger Sub, a wholly-owned subsidiary of the Company, with Enterprise Diversified being the surviving entity;
●	CrossingBridge merged with Second Merger Sub, a wholly-owned subsidiary of the Company, with CrossingBridge being the surviving entity;
●

Each share of common stock of Enterprise Diversified was converted into the right to receive one share of Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), of the Company; and

●

Cohanzick, as the sole member of CrossingBridge, received 2,400,000 shares of the Company’s Class A Common Stock, 1,800,000 shares of the Company’s Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”), a Class W-1 Warrant to purchase 1,800,000 shares of the Company’s Class A Common Stock, and a Class W-2 Warrant to purchase 250,000 shares of the Company’s Class A Common Stock.

In addition, PURSUANT TO THE TERMS OF THE MERGER AGREEMENT, on August 18, 2022, CERTAIN designees OF COHANZICK, along with certain Enterprise Diversified officers and directors, purchased an additional 405,000 Class A Common Shares of the Company. Pursuant to the Merger Agreement, and giving effect to the successful closing of the merger on August 11, 2022, the Company will reimburse Cohanzick certain fees and expenses related to the merger, which amount to approximately $594,152.

On August 12, 2022, the Company invested a total of $4,500,000 among three CrossingBridge mutual funds: the CrossingBridge Responsible Credit Fund, the CrossingBridge Ultra-Short Duration Fund, and the CrossingBridge Low Duration High Yield Fund. There are no liquidity restrictions in connection with these investments.

Management has evaluated all other subsequent events from June 30, 2022, through August 22, 2022, the date the consolidated financial statements were issued. Management concluded that no additional subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the quarterly period ended June 30, 2022. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or restructuring results in less comparable financial performance. All references in this section to the Company refer to the operation of the Company’s predecessor business conducted by Enterprise Diversified, Inc. (“Enterprise Diversified”) and do not reflect or include the business of CrossingBridge Advisors, LLC.

Overview

During the quarterly period ended June 30, 2022, ENDI Corp. (“ENDI,” the “Company,” or “we”), through Enterprise Diversified, operated through four reportable segments:

●	Asset Management Operations - this segment includes revenue and expenses derived from our various joint ventures, service offerings, and initiatives undertaken in the asset management industry;
●	Real Estate Operations - this segment includes (i) revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia, and (ii) prior to its sale on May 17, 2021, our equity in Mt Melrose, LLC, which managed properties held for investment and held for resale located in Lexington, Kentucky;
●	Internet Operations - this segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services; and
●	Other Operations - this segment includes any revenue and expenses from nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business, and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earned a share of management and performance fees earned. On May 31, 2021, however, Willow Oak initiated a series of liquidating distributions of its investment in Alluvial Fund according to a mutually agreed upon cash distribution schedule with the general partner. On December 31, 2021, Willow Oak initiated its third and final liquidating cash distribution in respect of such schedule. As of December 31, 2021, and subsequently as of June 30, 2022, Willow Oak no longer holds any remaining investment in Alluvial Fund. In accordance with the partnership terms of Alluvial Fund, however, a portion of Willow Oak’s capital account was retained by the general partner until the fund’s activities for the year ended December 31, 2021, were finalized through an independent audit. The retained amount was not actively invested and was not subject to investment gains or losses. The retained amount is represented by the investment redemption receivable amount on the accompanying consolidated balance sheets for the year ended December 31, 2021; however it has been fully collected during the quarterly period ended June 30, 2022. Investment gains and losses for activity during the prior periods presented are reported as revenue on the accompanying unaudited consolidated statements of operations.

In furtherance of establishing the asset management operations business, Willow Oak signed a fee share agreement in June 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, a former director of Enterprise Diversified. Willow Oak is the sole member of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership launched by Willow Oak and managed by Coolidge. Under their agreement concerning Bonhoeffer Fund, LP, Willow Oak paid all start-up expenses and pays agreed-upon operating expenses that are not partnership expenses, Coolidge is responsible for all investment management, and Willow Oak receives 50% of all performance and management fees earned. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance program management, and tax and audit liaison services it renders.

On November 1, 2018, Willow Oak Asset Management, LLC entered into a fund management services agreement with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC, and Arquitos Capital Offshore Master, Ltd. (collectively “Arquitos”), which are managed by our director, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: strategic planning, investor relations, marketing, operations, compliance program management and legal coordination, accounting and bookkeeping, annual audit and tax coordination, and liaison to third-party service providers. Willow Oak earns monthly and annual fees as consideration for these services. On November 1, 2020, this arrangement was renewed with revised terms that include an exchange of services between Willow Oak and Arquitos. Steven Kiel, through Arquitos, has been contracted to perform ongoing consulting services for the benefit of Willow Oak in the following areas: strategic development, marketing, networking and fundraising. Willow Oak continues to provide ongoing FMS services, and continues to earn monthly and annual fees as consideration for these services. Subsequent to the quarterly period ended June 30, 2022, on August 1, 2022, a new private investment fund, Arquitos Epicus, LP, was launched by Arquitos, with Arquitos Capital Management, LLC serving as the general partner. Arquitos Epicus, LP will be subject to the same FMS terms as the November 1, 2020 and 2018 Arquitos-related arrangements noted previously.

On October 1, 2019, Willow Oak partnered with Geoff Gannon and Andrew Kuhn to form Focused Compounding Capital Management, LLC (“Focused Compounding”). This joint venture, of which Willow Oak Capital Management is a 10% beneficial owner, manages capital through separately managed accounts and a private investment fund launched January 1, 2020. Willow Oak provides ongoing FMS and operational support in addition to having covered all one-time expenses associated with the launch of Focused Compounding Fund, LP. As consideration for the arrangement, Willow Oak Capital Management is entitled to 10% of gross management and performance fees earned by Focused Compounding. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance program management, and tax and audit liaison services it renders.

On September 29, 2020, Willow Oak, through Willow Oak AMS, executed a strategic relationship agreement with SVN Capital, LLC whereby Willow Oak would receive certain economic and other rights in exchange for the provision of certain ongoing FMS and operational services offered through Willow Oak FMS. Pursuant to these economic rights, Willow Oak is entitled to 20% of gross management and performance fees earned by the firm. Additionally, Willow Oak FMS earns a direct fee from SVN Capital Fund, LP, a private investment fund launched by the firm’s managing member, for the administrative, compliance program management, and tax and audit liaison services it renders.

Real Estate Operations

As has been previously reported, in December 2017, ENDI created New Mt Melrose, a wholly-owned subsidiary at that time, to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with the seller, Old Mt. Melrose. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to Woodmont, which agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. As was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2021, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of the quarterly period ended June 30, 2021, and subsequently the year ended December 31, 2021, the Company does not hold any remaining interests in the New Mt Melrose entity. See Notes 3 and 8 for more information.

As has been previously reported, in July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. During the prior three-month period ended March 31, 2022, the Company sold the sole residential property remaining in the portfolio. As a result of this sale, the Company no longer maintains any residential rental properties or rental leases. As of June 30, 2022, through EDI Real Estate, LLC, ENDI owns two vacant lots located in Roanoke, Virginia, comprising the entirety of the Company’s remaining real estate portfolio.

State and municipal laws and regulations govern the real estate industry in general and do not vary significantly throughout our real estate holding areas. State laws, including the Virginia Residential Landlord and Tenant Act, in addition to local ordinances, govern our rental properties and also do not vary significantly throughout our real estate holding areas.

Internet Operations

The Company operates its internet operations segment through Sitestar.net, a wholly-owned subsidiary. Sitestar.net is an Internet Service Provider (ISP) that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. We provide services to customers in the United States and Canada. This segment markets and sells narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic, and wireless), as well as web hosting and related services to consumers and businesses.

Our primary competitors include regional and national cable and telecommunications companies that have substantially greater market presence, brand-name recognition, and financial resources compared to Sitestar.net. Secondary competitors include local and regional ISPs.

The residential broadband internet access market is dominated by cable and telecommunications companies. These companies offer internet connectivity through the use of cable modems, Digital Subscriber Line (DSL) programs, and fiber. These competitors have extensive scale and significantly more resources than Sitestar.net. Competitors often offer incentives for customers to purchase internet access by offering discounts for bundled service offerings (i.e., phone, television, and Internet). While we are a reseller of broadband services including DSL and fiber services, our profit margin is heavily influenced by these competitive forces.

There are currently laws and regulations directly applicable to access or commerce on the internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security, and the convergence of traditional telecommunications services with Internet communications. We may be positively or negatively affected by the repeal, modification, or adoption of various laws and regulations. These changes may occur at the international, federal, state, and local levels, and may cover a wide range of issues.

As of June 30, 2022, the focus of our internet operations segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet operations segment during the quarterly period ended June 30, 2022.

Management routinely endeavors to identify the market value for domain names owned by the Company in order to assess potential income opportunities. Management evaluates these domain names for third-party sales potential, as well as for other marketing opportunities that could generate new revenue from current customers who utilize the domains.

Other Operations

Other operations include nonrecurring or one-time strategic funding or similar activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the main recent activities comprising other operations.

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On December 31, 2020, the Company accepted a revision of terms to the original promissory note, which includes, among other things, an extension of the loan maturity date to December 31, 2022, an increase of interest to the amount of 12% annually, and a provision to settle all currently accrued interest through the issuance of Triad Guaranty, Inc. common shares. In line with the revision of note terms, during the three-month period ended March 31, 2021, the Company was issued 454,097 shares of Triad Guaranty, Inc. in lieu of interest accrued on the note receivable as of December 31, 2020.

On December 27, 2021, the Company completed the purchase of a comparable investment consisting of (i) another Triad Guaranty, Inc. promissory note in the original principal sum of $155,000, having the same terms as the December 31, 2020, financing agreement, along with (ii) 393,750 common shares of Triad Guaranty, Inc., for $25,000 from a related party. The value of this purchase is reflective of the implied collectability of the promissory note and the relative illiquidity of Triad Guaranty, Inc. stock. The Company determined that the December 27, 2021, transaction represents an active market transaction of similar assets to the Company’s existing Triad Guaranty, Inc. assets. As a result, the Company recorded a total $189,515 impairment on December 31, 2021, to its existing Triad Guaranty, Inc. promissory note and common stock to reflect the market value implied by the December 27, 2021, transaction. As of December 31, 2021, and subsequently as of June 30, 2022, the Company holds its interests in both promissory notes at $50,000 under notes receivable on the accompanying consolidated balance sheets and has attributed no value to its 847,847 aggregate shares of Triad Guaranty, Inc. common stock. See Note 4 for more information.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summary of Financial Performance

Common stockholders’ equity decreased from $17,105,760 at December 31, 2021, to $15,872,594 at June 30, 2022. This change was attributable to $138,196 of net income in the internet operations segment and $44,716 of net income in the real estate operations segment, and was offset by a net loss of $200,617 in the asset management operations segment and a net loss of $1,215,461 in other segments. Corporate expenses for the six-month period ended June 30, 2022, included in the net loss from other operations, totaled $1,269,784. Total comprehensive net loss for the six-month period ended June 30, 2022, equaled $1,233,166.

Balance Sheet Analysis

This section provides an overview of changes in our assets, liabilities, and equity and should be read together with our accompanying consolidated financial statements, including the accompanying notes to the financial statements. The table below provides a balance sheet summary for the periods presented and is designed to provide an overview of the balance sheet changes from quarter to quarter.

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
ASSETS
Cash and equivalents	$16,013,747	$15,020,160	$13,487,482	$9,316,890	$9,399,112
Accounts receivables, net	39,663	39,454	351,405	302,548	369,893
Investment redemption receivable	—	2,053,587	3,734,465	5,579,679	—
Investments, at fair value	—	—	—	3,765,834	8,512,439
Real estate, total	—	—	26,911	27,334	27,732
Goodwill and other assets	353,527	346,531	340,495	490,599	493,618
Total assets	$16,406,937	$17,459,732	$17,940,758	$19,482,884	$18,802,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,093	$16,366	$11,474	$67,585	$48,920
Accrued expenses	332,444	872,395	645,798	465,606	117,103
Income taxes payable	—	6,532	6,532	360,000	—
Deferred revenue	190,806	191,501	171,194	198,199	198,045
Notes payable and other liabilities	—	—	—	—	24,461
Total liabilities	534,343	1,086,794	834,998	1,091,390	388,529
Total stockholders’ equity	15,872,594	16,372,938	17,105,760	18,391,494	18,414,265
Total liabilities and stockholders’ equity	$16,406,937	$17,459,732	$17,940,758	$19,482,884	$18,802,794

Results of Operations

Asset Management Operations

The Company operates its asset management operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”), and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”). These subsidiaries were formed on October 10, 2016, May 24, 2018, and August 21, 2020, respectively. During the segment’s first year of operations, Willow Oak entered into three fee share agreements with multiple private investment partnerships and made an additional investment through another partnership arrangement. During the year ended December 31, 2018, two partnerships were formed, multiple fee share agreements were entered into, and a new service offering, Fund Management Services, was launched. During the year ended December 31, 2019, one joint venture was formed in which Willow Oak Capital Management is a non-managing beneficial owner. During the year ended December 31, 2020, we assisted in the launch of a private investment fund, and two wholly-owned entities, Willow Oak AMS and Willow Oak FMS, were formed to advance strategic relationships with external investment firms. Additionally, Willow Oak formalized a strategic relationship with an investment firm, becoming a non-managing beneficial owner in exchange for the provision of certain ongoing FMS and operational services.

During the three-month period ended June 30, 2022, the asset management operations segment produced $38,195 of revenue. There were no costs of revenue, operating expenses totaled $156,466, and other expenses were $1,134. The net loss for the three-month period ended June 30, 2022, totaled $119,405. This compares to the three-month period ended June 30, 2021, when the asset management operations segment produced $1,556,005 of revenue, there were no costs of revenue, and operating expenses totaled $112,939. Total net income for the three-month period ended June 30, 2021, was $1,443,066.

The decrease in revenue for the three-month period ended June 30, 2022, is primarily due to the absence of returns from the Company’s historical Alluvial Fund investment. As mentioned previously, as of December 31, 2021, the Company no longer holds a direct interest in Alluvial Fund. Operating expenses remained comparable quarter over quarter.

On December 31, 2021, Willow Oak initiated its third and final liquidating cash distribution from Alluvial Fund. In accordance with the partnership terms of Alluvial Fund, a portion of Willow Oak’s capital account was retained by the general partner until the fund’s activities for the year ended December 31, 2021, were finalized through an independent audit. As of December 31, 2021, and subsequently as of June 30, 2022, Willow Oak no longer holds any remaining investment in Alluvial Fund. The retained amount was not actively invested and was not subject to investment gains or losses. The retained amount is represented by the investment redemption receivable amount on the accompanying consolidated balance sheets as of December 31, 2021; however it was fully collected during the quarterly period ended June 30, 2022. Investment gains and losses for activity during the prior periods presented are reported as revenue on the accompanying unaudited consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the asset management operations segment does not hold any short or long-term investments. Willow Oak continues to earn revenue through its remaining fee share arrangements, as well as through fund management services.

The tables below provide a summary of income statement amounts over time. These figures are specific to the asset management operations segment and are presented for the three- and six-month periods designated below.

	Three-Month Period Ended June 30		Six-Month Period Ended June 30
Asset Management Operations Revenue	2022	2021	2022	2021
Realized and unrealized gains on investment activity	$—	$1,283,600	$—	$3,338,071
Performance fee revenue	—	230,145	—	329,724
Management fee revenue	16,445	21,366	33,190	40,630
Fund management services revenue	21,750	20,894	43,500	41,434
Total revenue	$38,195	$1,556,005	$76,690	$3,749,859

Real Estate Operations

For the three-month period ended June 30, 2022, the real estate operations segment did not generate any revenue or costs of revenues. Operating expenses for the three-month period ended June 30, 2022, were negative $180, which represents a refund of certain prior period expenses. Net income for the three-month period ended June 30, 2022, totaled $180. This compares to the three-month period ended June 30, 2021, when the real estate operations segment generated revenue of $335,724 and costs of revenue of $236,209, which included rental revenue of $3,724 and costs of rental revenue of negative $974. Operating expenses for the three-month period ended June 30, 2021, were $18,249, other income totaled $760,472, and net income was $841,738. Other income incurred during the three-month period ended June 30, 2021, was primarily attributable to the gain recognized on the sale of the remaining noncontrolling Mt Melrose entity membership interests, which totaled $778,872. The current period decreases in revenue, cost of revenue, and operating expenses are due to the diminished real estate portfolio.

EDI Real Estate Operations

As of June 30, 2022, and December 31, 2021, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	June 30, 2022	December 31, 2021
Units occupied or available for rent	0	1
Vacant lots held for investment	2	2
Total units held for investment	2	3

As of June 30, 2022, the two vacant lots located in Roanoke, Virginia are not assigned a value on the accompanying consolidated balance sheets, as the lots hold limited value due to their rural location and lack of utility and access.

The unit held for investment as of December 31, 2021, consisted of a single-family residential rental unit. This property was sold during the prior three-month period ended March 31, 2022.

The lease in effect as of December 31, 2021, was based on a month-to-month provision as the initial annual term of the lease had been completed. An outside property management company managed this rental property on behalf of the Company. As this property was sold during the prior three-month period ended March 31, 2022, there are no anticipated future rental revenues.

EDI Real Estate	June 30, 2022	December 31, 2021
Total real estate held for investment	$—	$43,821
Accumulated depreciation	—	(16,910)
Real estate held for investment, net	$—	$26,911

For the three-month periods ended June 30, 2022 and 2021, depreciation expense on the EDI Real Estate portfolio of properties was $0 and $555, respectively.

EDI Real Estate’s sold remaining residential property was sold during the prior three-month period ended March 31, 2022. Gross proceeds for the sale of the property were $75,000 and net proceeds totaled $69,603. This compares to the property’s carrying value of $26,463, which resulted in a gain of $43,140 on the sale.  Three properties were sold during the three- and six-month periods ended June 30, 2021. Total gross proceeds for the sales of the three properties was $332,000 and net proceeds totaled $75,395. This compares to their carrying value of $211,213, which resulted in a net gain of $120,787 for the periods. No properties were purchased during the three- and six-month periods ended June 30, 2022 and 2021.

No impairment adjustments were recorded on the EDI Real Estate portfolio during the three- and six-month periods ended June 30, 2022, and 2021.

Mt Melrose Operations

For the quarterly period ended March 31, 2021, prior to the sale of the remaining membership interests on May 17, 2021, the Company’s remaining investment in Mt Melrose was carried on our condensed consolidated balance sheets for $53,846. This carrying value was reflective of the mechanics of the June 27, 2019 transaction, as the Company could not obtain current appraisals for each individual property at that time. By way of the Mt Melrose transaction, the Company was able to significantly reduce direct and overhead expenses, improve net cash flows, and fully deconsolidate approximately $6.4 million of debt. Additionally, the Company was afforded the opportunity to refocus growth opportunities to its asset management operations segment. These circumstances, rather than the cash consideration received, are what strategically prompted the majority sale of the Mt Melrose entity. Additional debt restructurings and sales of previously inactive real estate properties allowed the portfolio to continue its redirection, which management believes provided long-term returns greater than its carrying value. Management’s belief was substantiated as the Company recognized a gain of $778,872 during the quarterly period ended June 30, 2021, on the sale of its then-remaining membership interests in the Mt Melrose entity. As of the prior period ended June 30, 2021, the Company no longer holds any interest in the Mt Melrose entity. No comparable activity existed for the quarterly period ended June 30, 2022. See Notes 3 and 8 for more information.

Internet Operations

Revenue attributed to the internet operations segment during the three-month period ended June 30, 2022 totaled $215,522 and cost of revenue totaled $111,821. Operating expenses for the segment totaled $63,018 for the three-month period ended June 30, 2022, and other income totaled $463. Total net income for the internet operations segment was $41,146 for the three-month period ended June 30, 2022. This compares to the three-month period ended June 30, 2021, when revenue totaled $223,919, cost of revenues totaled $70,029, operating expenses were $50,345, other income was $360, and net income was $103,905. The increase in costs of revenue primarily represent one-time expenses incurred as part of a vendor transition for the segment’s email customers. The vendor transition created a significant influx of customer service calls, which are billed to the segment on a per-call-basis.

As of June 30, 2022, we have a total of 6,673 customer accounts across the U.S. and Canada. This compares to the three-month period ended June 30, 2021, when we had a total of 6,834 customer accounts. During the three-month period ending June 30, 2022, approximately 48% of our revenue is driven by internet access services, with the remaining 52% being earned though web hosting, email, and other web-based storage services. This compares to the three-month period ending June 30, 2021, when approximately 60% of our revenue was driven by internet access services, with the remaining 40% being earned though web hosting, email, and other web-based storage services.

As of June 30, 2022, approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. Revenue generated by our U.S. customers totaled $204,707, and revenue generated by our Canadian customers totaled $10,815 during the three-month period ended June 30, 2022. This compares to revenue generated by our U.S. customers of $212,512, and revenue generated by our Canadian customers of $11,407 during the three-month period ended June 30, 2021.

Other Operations

For the three-month period ended June 30, 2022, the Company’s other operations segment did not produce any revenue or cost of sales. Operating expenses totaled $455,125, and other income was $32,860 for the three-month period ended June 30, 2022. Corporate operating expenses accounted for the full $455,125 of reported operating expenses for our other operations segment. Other income for the other operations segment for the three-month period ended June 30, 2022 consisted primarily of interest income earned on the segment’s cash accounts. This resulted in a net loss of $422,265 for the three-month period ended June 30, 2022. This compares to the three-month period ended June 30, 2021, when the other operations segment again did not produce any revenue or cost of sales, but incurred corporate operating expenses of $241,345, other income of $4,841, and a total net loss of $236,504 for the period. Corporate expenses are higher for the three-month period ended June 30, 2022, primarily due to increased corporate legal expenses associated with the Company’s merger transaction.

The Company did not recognize any income tax expense for the three-month periods ended June 30, 2022 and 2021, as the Company operated at a tax loss for those periods, and any deferred tax liabilities associated with unrealized gains in the Alluvial Fund investments for the three-month period ended June 30, 2021, were offset by deferred tax assets. The Company continues to provide a full valuation allowance against its net deferred tax assets, including net operating loss carryforwards, as of the three-month period ended June 30, 2022.

Merger with CrossingBridge

As previously announced on December 29, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Enterprise Diversified, Zelda Merger Sub 1, Inc., a Delaware corporation (“First Merger Sub”), Zelda Merger Sub 2, LLC, a Delaware limited liability company (“Second Merger Sub”), CrossingBridge Advisors, LLC, a Delaware limited liability company (“CrossingBridge”), and Cohanzick Management, L.L.C., a Delaware limited liability company (“Cohanzick” and, together with the Company, Enterprise Diversified, First Merger Sub, Second Merger Sub and CrossingBridge, the “Parties”), which was consummated on August 11, 2022.

Pursuant to the terms of the Merger Agreement, Enterprise Diversified, Inc. merged with First Merger Sub, a wholly-owned subsidiary of the Company, with Enterprise Diversified, Inc. being the surviving entity (the “First Merger”), and CrossingBridge merged with Second Merger Sub, also a wholly-owned subsidiary of the Company, with CrossingBridge being the surviving entity (the “Second Merger” and, together with the First Merger, the “Merger”). In connection with the Merger, each share of common stock of Enterprise Diversified, Inc. was converted into the right to receive one (1) share of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Shares”), and Cohanzick, as the sole member of CrossingBridge, received 2,400,000 Class A Common Shares and 1,800,000 shares of Class B common stock, par value $0.0001 per share, of the Company (the “Class B Common Shares”, and together with the Class A Common Shares, the “Common Shares”), a Class W-1 Warrant to purchase 1,800,000 Class A Common Shares and a Class W-2 Warrant to purchase 250,000 Class A Common Shares. The Class A Common Shares and Class B Common Shares are identical other than the Class B Common Shares have the right to designate directors (as described below) and that the Class B Common Shares shall not be entitled to participate in dividends or other distributions with respect to the Class A Common Shares and shall not receive any assets of the Company in the event of a liquidation. The warrant to purchase 1,800,000 Class A Common Shares and the warrant to purchase 250,000 Class A Common Shares issued to Cohanzick may be exercised in whole or in part at any time prior to the date that is five (5) years after the date of the Merger closing, at an exercise price of $8.00 per Class A Common Share subject to certain customary adjustments. Each of the warrants may also be exercised on a “cashless” basis at any time at the election of the holder and if not fully exercised prior to the expiration date of the warrant, shall be automatically exercised on a “cashless” basis. In addition, PURSUANT TO THE TERMS OF THE MERGER AGREEMENT, CERTAIN DESIGNEES OF Cohanzick AND CERTAIN OFFICERS, DIRECTOR AND EMPLOYEES OF ENTERPRISE DIVERSIFIED HAVE PURCHASED an aggregate of 405,000 Class A Common Shares AT A PRICE OF $5.369 PER SHARE. During the three- and six-month periods ended June 30, 2022, the Company incurred approximately $275,160 and $860,386, respectively, of transaction costs directly associated with due diligence, public reporting, and legal advice associated with the Merger Agreement.

Pursuant to the Merger Agreement, we have agreed to reimburse Cohanzick certain fees and expenses, which amount to approximately $594,152.  The Company has also entered into a registration rights agreement with certain stockholders that are deemed to be affiliates of ENDI immediately following the Closing, under which such stockholders’ Class A Common Shares, including the Class A Common Shares underlying any warrants issued in connection with the Merger, will be registered for resale under the Securities Act of 1933, as amended.

The holders of the Class B Common Stock, voting together as a single class, have the right to designate a number of directors of the Company’s board of directors (rounded up to the nearest whole number) equal to the percentage of the Company’s common shares beneficially owned by the holders of  Class B Common Stock and their affiliates at the time of such designation, provided however, that for purposes of this designation right, the holders of the Company’s Class B Common Stock, voting together as a single class, shall have the right to designate not more than a majority of the members of the Company’s board of directors then in office, and, provided further that so long as holders of Class B Common Stock and their affiliates beneficially own at least 5.0% of the total outstanding common shares of the Company, holders of Class B Common Stock, voting together, shall have the right to designate at least one director. Any director elected to the Company’s board of directors pursuant to the above provisions of the Company’s certificate of incorporation will be referred to as a “Class B Director” and may only be removed by the holders of a majority of the Class B Common Stock. The Company has also entered into a stockholder agreement and separate voting agreement with Cohanzick and certain other stockholders pursuant to which, among other provisions, from and after the date that the holders of Class B Common Shares are no longer entitled to elect at least one (1) director to our board of directors pursuant to the amended and restated certificate of incorporation as described above, so long as David Sherman, Cohanzick and any of their successors or assigns (collectively, the “Principal Stockholder”) and their affiliates beneficially own at least five percent (5%) of our outstanding shares, the Principal Stockholder has the right to designate a number of the Company’s directors (rounded up to the nearest whole number) equal to the percentage of the Company’s common shares beneficially owned by the Principal Stockholder and its affiliates at the time of such designation, provided however that for purposes of this designation right, the Principal Stockholder and its affiliates shall have the right to designate not more than a majority of the members of the Company’s board of directors then in office and, provided further, that so long as the Principal Stockholder and its affiliates beneficially owns at least 5.0% of the total outstanding common shares of the Company, its shall have the right to designate at least one director.

The above description of the Merger Agreement and the transactions contemplated therein does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was included as an Exhibit to ENTERPRISE DIVERSIFIED’s Current Report on Form 8-K filed with the SEC on December 29, 2021, as well as the information contained in Enterprise Diversified’s Current Report on Form 8-K filed with the SEC on August 12, 2022.

Financial Condition, Liquidity, and Capital Resources

During the six-month period ended June 30, 2022, the Company carried out its business strategy in four operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We will only invest cash in a segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $16,013,747 as of June 30, 2022, compared to $13,487,482 as of December 31, 2021. Accounts receivable decreased to $39,663 as of June 30, 2022, compared to $351,405 as of December 31, 2021. Investment redemption receivable decreased from $3,734,465 as of December 31, 2021 to $0 as of June 30, 2022. Net real estate held for investment decreased to $0 as of June 30, 2022, compared to $26,911 as of December 31, 2021. Additionally, accrued compensation decreased from $337,759 as of December 31, 2021, to $0 as of June 30, 2022. Finally, accrued expenses increased to $332,444 as of June 30, 2022, compared to $308,039 as of December 31, 2021. The increase in cash and equivalents and decrease in investment redemption receivable are attributable to the Company’s withdrawals from Alluvial Fund, LP. The Company’s decrease in accounts receivable are due to the repayment of fee shares earned through Willow Oak’s various fee share arrangements, the majority of which crystalize at the calendar year-end. The decrease in real estate held for investment is due to the sale of the remaining EDI Real Estate rental property as discussed previously. The decrease in accrued compensation is due to the payment of year-end bonus and director fees during the six-month period ended June 30, 2022. The increase in accrued expenses is largely attributed to an increase in legal fees associated with the Company’s merger transaction with CrossingBridge. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The aging of accounts receivable as of June 30, 2022, and December 31, 2021 is as shown:

	June 30, 2022	December 31, 2021
Current	$37,263	$348,745
30 – 60 days	2,260	1,545
60 + days	140	1,115
Total	$39,663	$351,405

We have no material capital expenditure requirements.

Discussion Regarding COVID-19 Potential Impacts

Due to the continuing uncertainty surrounding the COVID-19 pandemic, management has continued to regularly monitor and assess all Company operations for potential impacts of the COVID-19 pandemic, including as infectious variants such as Omicron have emerged. As of the quarterly period ended June 30, 2022, the Company has not been forced to make significant operational changes as a result of the pandemic. Management does not anticipate additional challenges in meeting existing obligations, nor do we expect significant customer or vendor interruptions. However, the extent to which the continuing COVID-19 pandemic ultimately may impact our business, financial condition, liquidity, and results of operations likely will continue to depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the continuing pandemic, the direct and indirect impact of the continuing pandemic on our employees, customers, and service providers, as well as the U.S. economy, and the actions taken by governmental authorities and other third parties in response to the continuing pandemic.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

Changes in Our Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarterly period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of our most recent evaluation of the Company's internal control over financial reporting.

During the quarterly period ended June 30, 2022, the Company continued to uphold its established processes and controls surrounding its financial reporting, but did not make any significant modifications to its control environment. The Company continues to make efforts to reinforce its internal control environment by utilizing an external accounting firm during its financial closing process, engaging third-party consultants to review the accounting and related disclosures for transactions that management and the board of directors determine to be particularly complex, and maintaining strict document retention policies and procedures that allow for full visibility of all financial statements and schedules by all ENDI managers and officers.

In response to the identified material weaknesses in the most recent evaluation of internal controls over financial reporting, the Company is internally developing a phased approach that is intended to increase the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In the first phase of the project, the Company expects to work with a third-party professional consultant to prepare formal documentation for its internal controls over financial reporting, which may include: an entity level controls assessment, an IT general controls assessment, and process area flowcharts where necessary. The Company will aim to complete this phase of the process by September 30, 2022.  In phase two of this approach, the Company expects to use its control documentation to identify ineffectively designed and/or control gaps and work to remediate them.  The Company will aim to complete phase two of the project by November 30, 2022, pending the successful completion of phase one.  Finally, in phase three of the project, the Company expects to design a systematic monitoring plan to sufficiently test its new key controls over the course of future reporting periods.  The Company will aim to complete phase three of the project by December 31, 2022, pending the successful completion of phase two. There is no guarantee the Company will be successful in completing this multi-phased approach.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Pursuant to Item 103 of Regulation S-K, as amended, the information required by this item is provided by cross-reference to the Company’s legal proceedings disclosure located under the Litigation & Legal Proceedings heading in Note 8 to the accompanying unaudited consolidated financial statements (see page 19).

Item 1A.	Risk Factors

This item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
2.1	Amended Merger Agreement, dated June 3, 2022, by and among the Company, Enterprise Diversified, Inc., Zelda Merger Sub 1, Inc., Zelda Merger Sub 2, LLC, CrossingBridge Advisors, LLC and Cohanzick Management, L.L.C. (d)
2.2	Second Amended Merger Agreement, dated July 13, 2022, by and among the Company, Enterprise Diversified, Inc., Zelda Merger Sub 1, Inc., Zelda Merger Sub 2, LLC, CrossingBridge Advisors, LLC and Cohanzick Management, L.L.C. (e)
3.1	Certificate of Withdrawal of Certificate of Designation of the Series A Preferred Stock of the Company (April 5, 2022) (a)
4.1	Amendment to the Tax Preservation Plan between the Company and Colonial Stock Transfer Company, Inc., as Rights Agent (April 1, 2022) (b)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following materials from ENDI Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June  30, 2022 and 2021; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021; (v) Notes to Unaudited Condensed Consolidated Financial Statements (c)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101) (c)

(a) Filed as Exhibit 3.1 to Enterprise Diversified’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2022, and incorporated herein by reference.

(b) Filed as Exhibit 4.1 to Enterprise Diversified’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2022, and incorporated herein by reference.

(c) These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

(d) Filed as Exhibit 2.1 to Enterprise Diversified’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2022, and incorporated herein by reference.

(e) Filed as Exhibit 2.1 to Enterprise Diversified’s Form 8-K filed with the Securities and Exchange Commission on July 15, 2022, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDI Corp.

Date: August 22, 2022	/s/ David Sherman
David Sherman
Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2022	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)