Form 10-Q
period 2022-09-30
ENDI Corp.
filed 2022-11-14
CIK 1908984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number 000-56469

ENDI CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-4284605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Old Brick Road, Suite 115, Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

(434) 336-7737

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s Class A Common Stock, $0.0001 par value, as of November 10, 2022 is 5,452,383 and the number of shares outstanding of the issuer’s Class B Common Stock, $0.0001 par value, as of November 10, 2022 is 1,800,000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q, including, without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan,” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made.  The forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including changes in economic and market conditions, lack of acceptance of our products, maintenance of strategic alliances, and other factors discussed in our filings with the Securities and Exchange Commission (the “SEC”).

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

EXPLANATORY NOTE

ENDI Corp. was incorporated in Delaware on December 23, 2021. On August 11, 2022 (the “Closing Date”), the Company (as defined herein) successfully completed its mergers (the “Mergers”) pursuant to that certain Agreement and Plan of Merger dated December 29, 2021 (as amended, the “Merger Agreement”) by and among the Company, Enterprise Diversified, Inc. (“Enterprise Diversified”), Zelda Merger Sub 1, Inc., Zelda Merger Sub 2, LLC, CrossingBridge Advisors, LLC (“CrossingBridge” or “CBA”) and Cohanzick Management, LLC. As a result of the Mergers, Enterprise Diversified and CrossingBridge merged with wholly owned subsidiaries of the Company and now operate as wholly owned subsidiaries of the Company. The Company is the successor registrant to Enterprise Diversified’s SEC registration and OTC listing effective as of the consummation of the Mergers. The reporting periods covered by this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, reflect the standalone business of CrossingBridge prior to the consummation of the Mergers on the Closing Date, and reflect the consolidated business of CrossingBridge and Enterprise Diversified for the post-Merger period from August 12, 2022, through September 30, 2022. Unless the context otherwise requires, and when used in this Quarterly Report on Form 10-Q, the “Company,” “ENDI,” “we,” “our,” or “us” refers to ENDI Corp. and its subsidiaries as of and after August 11, 2022, and to CrossingBridge for the periods up to August 11, 2022, due to the determination that CrossingBridge represents the accounting acquiror.

On the Closing Date, Enterprise Diversified and CrossingBridge became wholly owned subsidiaries of ENDI Corp. as a result of the Mergers (collectively with the other transactions described in the Merger Agreement, the “Business Combination”). The Business Combination is accounted for as a reverse merger business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, with CrossingBridge representing the accounting acquiror. Following Financial Accounting Standards Board guidance related to the accounting for reverse acquisitions, CrossingBridge’s historical carve-out financial statements replaced the Company’s, the successor registrant to Enterprise Diversified, historical financial statements. Accordingly, the capital structure, and per share amounts presented in CrossingBridge’s historical carve-out financial statements for the periods prior to the Closing Date have been recast to reflect the capital activity in accordance with the Merger Agreement. CrossingBridge’s historical carve-out financial statements as of and for the three- and nine-month periods ended September 30, 2021, and as of and for the year ended December 31, 2021, reflecting the recasting, are included as part of the condensed consolidated financial statements presented on this Quarterly Report on Form 10-Q.

The CrossingBridge carve-out for activity prior to the Closing Date, including the period from January 1, 2022, to August 11, 2022, the year ended December 31, 2021, and the three- and nine-month periods ended September 30, 2021, is part of the Cohanzick Management, LLC financial statements. Prior to the consummation of the Mergers, CrossingBridge was a 100%, wholly owned subsidiary of Cohanzick Management, LLC. The historical carve-out financial statements of CrossingBridge reflect the assets, liabilities, revenue, and expenses directly attributable to CrossingBridge, as well as allocations deemed reasonable by management, to present the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CrossingBridge on a stand-alone basis and do not necessarily reflect the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CrossingBridge in the future or what they would have been had CrossingBridge been a separate, stand-alone entity during the periods presented that include activity prior to the Closing Date.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDI CORP.

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$11,685,819	$1,272,924
Investments in securities, at fair value	5,721,047	2,265,088
Accounts receivable, net	726,841	511,248
Prepaids	136,463	-
Notes receivable	300,000	-
Other current assets	30,781	4,567
Total current assets	18,600,951	4,053,827

Long-term Assets
Goodwill	1,677,425	-
Intangible assets, net	1,300,444	-
Property and equipment, net	3,095	-
Investment in private company, at cost	450,000	-
Due from affiliate	38,823	-
Deferred tax assets, net	400,283	-
Total long-term assets	3,870,070	-
Total assets	$22,471,021	$4,053,827

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$21,381	$-
Accrued compensation	1,239,929	-
Accrued expenses	233,857	84,627
Deferred revenue	175,552	-
Other current liabilities	1,898	-
Total current liabilities	1,672,617	84,627

Long-term Liabilities
Due to affiliate	-	3,377,291
Class W-1 Warrant and Redeemable Class B Common Stock	954,000	-
Total long-term liabilities	954,000	3,377,291
Total liabilities	2,626,617	3,461,918

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 and 30,000,000 shares authorized; none issued	-	-
Class A common stock, $0.0001 par value, 14,000,000 and 10,000,000 shares authorized; 5,452,383 and 2,400,000 shares issued and outstanding	545	240
Additional paid-in capital	20,217,472	-
Retained earnings (deficit)	(373,612)	591,669
Total stockholders' equity	19,844,405	591,909
Total liabilities and stockholders' equity	$22,471,021	$4,053,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30		September 30
	2022	2021	2022	2021
Revenues
Revenues - CrossingBridge	$1,993,772	$1,158,674	$5,463,253	$2,880,477
Revenues - Willow Oak	21,975	-	21,975	-
Revenues - internet	111,659	-	111,659	-
Total revenues	2,127,406	1,158,674	5,596,887	2,880,477

Cost of Revenues
Cost of revenues - internet	33,564	-	33,564	-
Total cost of revenues	33,564	-	33,564	-

Gross Profit
Gross profit - CrossingBridge	1,993,772	1,158,674	5,463,253	2,880,477
Gross profit - Willow Oak	21,975	-	21,975	-
Gross profit - internet	78,096	-	78,096	-
Total gross profit	2,093,843	1,158,674	5,563,324	2,880,477

Operating Expenses
Compensation and benefits	917,415	497,079	2,461,892	1,487,409
Stock compensation expenses	881,755	-	881,755	-
Computer expenses	35,336	31,891	114,903	93,485
Insurance	20,539	36,513	28,581	44,111
Fund distribution, custody, and administrative expenses	69,212	2,145	185,303	9,894
Professional fees	206,137	44,107	233,156	71,961
Research	2,156	4,652	13,832	58,019
Travel and entertainment	15,553	12,488	67,538	21,689
Transaction expenses	470,329	-	470,329	-
Other operating expenses	108,223	127,619	197,828	180,174
Total operating expenses	2,726,654	756,494	4,655,116	1,966,742

Income (loss) from operations before income taxes	(632,812)	402,180	908,207	913,735

Other Income (Expenses)
W-1 Warrant mark-to-market	522,000	-	522,000	-
Interest income	23,878	36	23,892	111
Dividend income	6,364	17	30,907	17
Realized losses on investments	(17,321)	-	(17,321)	-
Unrealized gains (losses) on investments	18,095	-	(22,979)	-
Other expenses, net	(691)	-	(691)	-
Total other income	552,323	53	535,806	128

Income tax benefit (expense)	400,283	-	400,283	-

Net income	$319,795	$402,233	$1,844,297	$913,863

Net income per share, basic and diluted	$0.08	$0.17	$0.62	$0.38
Weighted average number of shares, basic and diluted	4,061,267	2,400,000	2,959,841	2,400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity

Balance December 31, 2021	2,400,000	$240	$-	$591,669	$591,909
Net income	-	-	-	761,617	761,617
Balance March 31, 2022	2,400,000	240	-	1,353,286	1,353,526
Net income	-	-	-	762,885	762,885
Balance June 30, 2022	2,400,000	240	-	2,116,171	2,116,411
Net income	-	-	-	319,795	319,795
Distribution	-	-	-	(2,809,578)	(2,809,578)
Stock issued pursuant to Merger Agreement	2,647,383	265	17,161,312	-	17,161,577
Additional stock purchased pursuant to Merger Agreement	405,000	40	2,174,405	-	2,174,445
Stock based compensation	-	-	881,755	-	881,755
Balance September 30, 2022	5,452,383	$545	$20,217,472	$(373,612)	$19,844,405

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity

Balance December 31, 2020	2,400,000	$240	$-	$593,683	$593,923
Net income	-	-	-	205,428	205,428
Balance March 31, 2021	2,400,000	240	-	799,111	799,351
Net income	-	-	-	306,202	306,202
Distribution	-	-	-	(400,000)	(400,000)
Balance June 30, 2021	2,400,000	240	-	705,313	705,553
Net income	-	-	-	402,233	402,233
Distribution	-	-	-	(1,000,000)	(1,000,000)
Balance September 30, 2021	2,400,000	$240	$-	$107,546	$107,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income	$1,844,297	$913,863
Adjustments to reconcile net income to net cash flows from operating activities:
Other income from W-1 Warrant mark-to-market	(522,000)	-
Stock based compensation	881,755	-
Amortization and depreciation	14,892	-
(Increase) decrease in:
Accounts receivable	(180,566)	(111,078)
Prepaids	(84,530)	-
Other current assets	93,571	4,432
Deferred tax assets, net	(400,283)	-
Increase (decrease) in:
Accounts payable	875	-
Accrued compensation	1,239,929	-
Accrued expenses	(364,692)	577,366
Deferred revenue	(27,995)	-
Other current liabilities	1,250	-
Net cash provided by operating activities	2,496,503	1,384,583

Cash flows from investing activities:
Cash from Business Combination	15,873,598	-
Increase in investments	(3,455,959)	(2,250,000)
Investment in private company	(450,000)	-
Decrease in dividend receivable	-	2
Net cash provided by (used in) investing activities	11,967,639	(2,249,998)

Cash flows used in financing activities:
Distributions paid	(2,809,578)	(1,400,000)
Issuance of Class A common stock	2,174,445	-
(Decrease) Increase in due to affiliate	(3,377,291)	327,297
(Increase) Decrease in due from affiliate	(38,823)	150,000
Net cash used in financing activities	(4,051,247)	(922,703)

Net increase (decrease) in cash	10,412,895	(1,788,118)

Cash and cash equivalents at beginning of the period - January 1	1,272,924	2,258,670
Cash and cash equivalents at end of the period - September 30	$11,685,819	$470,552

Non-cash and other supplemental information:
Consulting services received in lieu of cash receipts	$6,992	$-
Cash paid for interest	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Lines of Business

ENDI Corp. was incorporated in Delaware on December 23, 2021. On August 11, 2022 (the “Closing Date”), the Company (as defined herein) successfully completed its mergers (the “Mergers”) pursuant to that certain Agreement and Plan of Merger dated December 29, 2021 (as amended, the “Merger Agreement”) by and among the Company, Enterprise Diversified, Inc. (“Enterprise Diversified”), Zelda Merger Sub 1, Inc., Zelda Merger Sub 2, LLC, CrossingBridge Advisors, LLC (“CrossingBridge” or “CBA”) and Cohanzick Management, LLC. On the Closing Date, Enterprise Diversified and CrossingBridge became wholly owned subsidiaries of ENDI Corp. as a result of the Mergers. Pursuant to the Merger Agreement, Enterprise Diversified and CrossingBridge merged with wholly owned subsidiaries of the Company. The Company is the successor registrant to Enterprise Diversified’s Securities and Exchange Commission (“SEC”) registration and OTC listing effective as of the consummation of the Mergers. The Business Combination is accounted for as a reverse merger business combination using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, with CrossingBridge representing the accounting acquiror. The reporting periods covered by the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, reflect the standalone business of CrossingBridge prior to the consummation of the Mergers on August 11, 2022, and reflect the consolidated business of CrossingBridge and Enterprise Diversified for the post-Merger period from August 12, 2022, through September 30, 2022. Unless the context otherwise requires, and when used herein, the “Company,” “ENDI,” “we,” “our,” or “us”  refers to ENDI Corp. and its subsidiaries as of and after August 11, 2022, and to CrossingBridge for the periods up to August 11, 2022, due to the determination that CrossingBridge represents the accounting acquiror.

Prior to the Closing Date, the Company operated through a single reportable segment, CrossingBridge Operations. Beginning on August 12, 2022, and continuing through the period ended September 30, 2022, the post-Merger period, the Company operated through four reportable segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations. Other operations include corporate operations and nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

CrossingBridge Operations

CBA was formed as a limited liability company on December 23, 2016, under the laws of the State of Delaware. CBA derives its revenue and net income from investment advisory services. CBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “1940 Act”). CBA provides investment advisory services to investment companies (including mutual funds and exchange-traded funds) registered under the 1940 Act, both as an adviser and a sub-adviser.

CBA advises three SEC registered mutual funds and one ETF, and sub-advises two mutual funds. Two of the advised mutual funds and the ETF were launched during the year ended December 31, 2021. As of September 30, 2022, the assets under management for CBA, including advised and sub-advised funds, were in excess of $1.4 billion. The investment strategies for CBA include: ultra-short duration, low duration high yield, responsible credit, and special purpose acquisition companies (SPACs). These strategies primarily employ high yield and investment grade corporate debt, as well as credit opportunities in event-driven securities, post re-org investments, and stressed and distressed debt.

Asset Management Operations

Beginning on August 12, 2022, the start of the post-Merger period, the Company operates its Willow Oak operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

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

Internet Operations

Beginning on August 12, 2022, the start of the post-Merger period, the Company operates its internet operations segment through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

Other Operations

Beginning on August 12, 2022, the start of the post-Merger period, the Company operates its other operations segment which includes nonrecurring or one-time strategic funding or similar activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the main recent activities comprising other operations. Additional investment activity that is not specifically mentioned below is included in the accompanying condensed consolidated financial statements.

eBuild Ventures, LLC

Pursuant to the Merger Agreement, the Company was transferred the interests of eBuild Ventures, LLC (“eBuild”) on August 11, 2022. eBuild operates primarily to acquire or provide growth equity to consumer product businesses in the digital or brick and mortar marketplaces. On September 8, 2022, through eBuild, the Company made a capital contribution of $450,000, representing approximately a 10% ownership stake, in a start-up phase private company that operates in the consumer beverage product space. This investment is carried at its cost basis of $450,000 as of September 30, 2022.

Through eBuild, the Company also operates SPACinformer.com (“SPACinformer”), an electronic newsletter service focusing primarily on the aggregation and distribution of publicly-available special purpose acquisition company (“SPAC”) data, news, and analytics. During the three-month period ended September 30, 2022, SPACinformer did not contribute material revenue or expenses to eBuild under the other operations segment.

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, Enterprise Diversified entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. Triad Guaranty, Inc. exited bankruptcy in April 2018, and Enterprise Diversified subsequently entered into an amended and restated promissory note. As of September 30, 2022, Enterprise Diversified reported $300,000 of promissory notes receivable, measured at fair value, from Triad DIP Investors, LLC, and 847,847 aggregate shares of Triad Guaranty, Inc. common stock. Terms to the promissory notes include, among other things, an interest rate of 12% annually and a maturity date of December 31, 2022. As of September 30, 2022, the Company attributes no value to its shares of Triad Guaranty, Inc. common stock due to the stocks’ general lack of marketability. See Note 5 for more information.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Additionally, during the quarterly period ended September 30, 2022, through Enterprise Diversified, Inc. under the other operations segment, the Company invested a total of $4,500,000 among three CrossingBridge mutual funds: the CrossingBridge Responsible Credit Fund, the CrossingBridge Ultra Short Duration Fund, and the CrossingBridge Low Duration High Yield Fund. There are no liquidity restrictions in connection with these investments and any intercompany revenue and expenses have been eliminated in consolidation.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and those entities in which it otherwise has a controlling financial interest as of and for the periods ended September 30, 2022, including: CrossingBridge Advisors, LLC, and for the post-Merger period beginning on August 12, 2022, Enterprise Diversified, Inc., Willow Oak Asset Management, LLC, Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC, Willow Oak Asset Management Fund Management Services, LLC, Bonhoeffer Capital Management, LLC, Sitestar.net, Inc., and eBuild Ventures, LLC.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The  December 31, 2021 balance sheet included herein was derived from audited carve-out financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited carve-out financial statements and notes previously filed in our Registration Statement on Form S-4 initially filed with the SEC on February 3, 2022, as subsequently amended and declared effective by the SEC on July 14, 2022. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2022, and the results of operations for the three and nine months ended September 30, 2022 and 2021.

The CrossingBridge Advisors, LLC carve-out for activity prior to the Closing Date, including the period from January 1, 2022 to August 11, 2022, the year ended December 31, 2021, and the three- and nine-month periods ended September 30, 2021, is part of the Cohanzick Management, LLC financial statements. Prior to the consummation of the Mergers, CrossingBridge Advisors, LLC was a 100%, wholly owned subsidiary of Cohanzick Management, LLC. The historical financial carve-out statements of CBA reflect the assets, liabilities, revenue, and expenses directly attributable to CBA, as well as allocations deemed reasonable by management, to present the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA on a stand-alone basis and do not necessarily reflect the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA in the future or what they would have been had CBA been a separate, stand-alone entity during the periods presented that include activity prior to the Closing Date.

Use of Estimates

In accordance with GAAP, the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including, among other items, those related to fair value of investments, revenue recognition, accrued expenses, financing operations, fair value of goodwill, fixed asset lives and impairment, lease right-of-use assets and impairment, deferred tax assets, liabilities and valuation allowance, other assets, the present value of lease liabilities, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. These accounting policies are described at relevant sections in the notes to the condensed consolidated financial statements.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents, accounts receivable, and notes receivable. The Company places its cash with high-quality financial institutions and, at times, exceeds the FDIC and CDIC insurance limit. The Company extends credit based on an evaluation of customers’ financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid instruments purchased with a maturity and/or liquidation option of three months or less.

Investments

The Company holds various investments through its other operations segment. Investments are typically remeasured to fair value on a recurring basis. Certain assets held through the other operations segment do not have a readily determinable value as these investments are either not publicly traded, do not have published sales records, or do not routinely make current financial information available. Assets that do not have a readily determinable value are remeasured when additional valuation inputs become observable. See Note 5 for more information.

Accounts Receivable

The Company’s CrossingBridge operations segment records receivable amounts for management fee shares earned on a monthly basis. Management fee shares are calculated and collected on a monthly basis. The Company historically has had no collection issues with management fee shares and the overall possibility for non-collection is extremely low. For these reasons, management has determined that it is not necessary to record an allowance against these receivables.

The Company’s Willow Oak operations segment records receivable amounts for management fee shares and fund management services revenue earned on a monthly basis. Management fee shares and fund management services fees are calculated and collected on either a monthly or quarterly basis as dictated by the respective partnership agreement. The Company historically has had no collection issues with management fee shares and fund management receivables and the overall possibility for non-collection is extremely low. For these reasons, management has determined that it is not necessary to record an allowance against these receivables.

The Company’s Willow Oak operations segment also records receivable amounts for performance fee shares earned on an annual basis. Performance fee shares are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by affiliate relationship, and typically include annual measurement periods. The Company historically has had no collection issues with performance fee shares and the overall possibility for non-collection is extremely low. For these reasons, management has determined that it is not necessary to record an allowance against these receivables.

The Company grants credit in the form of unsecured accounts receivable to its customers through its internet operations segment. The estimate of the allowance for doubtful accounts, which is the recorded allowance for doubtful accounts and bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are written off from the allowance for doubtful accounts when an account or invoice is individually determined to be uncollectible. The internet operations segment attempts to reduce the risk of non-collection by including a late-payment fee and a manual-processing-payment fee to customer accounts. Receivables more than 90 days past due are no longer included in accounts receivable and are turned over to a collection agency. Accounts receivable more than 30 days are considered past due.

As of September 30, 2022, and December 31, 2021, allowances offsetting gross accounts receivable on the accompanying condensed consolidated balance sheets totaled $4,038 and $0, respectively. For the three- and nine-month periods ended September 30, 2022, bad debt expenses totaled $1,537. The Company did not incur any bad debt expenses for the three- and nine-month periods ended September 31, 2021.

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

Intangible assets (other than goodwill) consist of customer relationships, trade names, and domain names held under the Willow Oak and internet operations segments. The Company owns 242 domain names, of which 108 are available for sale. When management determines that material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses estimated future undiscounted cash flows of the related intangible asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

Amortization expenses on intangible assets during the three- and nine-month periods ended September 30, 2022 totaled $14,556. There was no comparable amortization expense for the three- and nine-month periods ended September 30, 2021.

W-1 Warrant and Redeemable Class B Common Stock

Pursuant to the Merger Agreement, the Company issued 1,800,000 Class B common shares that are mandatorily redeemable upon exercise of the W-1 Warrant, which provides the holder the ability to purchase 1,800,000 Class A Common Shares at certain terms. Management has determined that the W-1 Warrant represents an embedded equity-linked feature within the Class B common shares, and therefore is valued in conjunction with the Class B common shares. The value of the W-1 Warrant and Class B common shares is determined using a Black-Scholes pricing model and is classified as a long-term liability on the condensed consolidated balance sheet. The value is remeasured at each reporting date with the change in value flowing through the condensed consolidated statements of operations for the relevant period. On the Closing Date, the liability associated with the W-1 Warrant and Class B common shares was valued at $1,476,000.  Subsequently, as of the period ended September 30, 2022, the liability associated with the W-1 Warrant and Class B common shares was valued at $954,000. This change in value resulted in the Company recognizing $522,000 of other income related to the “mark-to-market” of the W-1 Warrant on the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2022. As the W-1 Warrant and Class B common shares were issued pursuant to the Merger Agreement, there is no comparable prior period activity for the three- and nine-month periods ended September 30, 2021. See Note 4 for additional terms of the W-1 Warrant and Class B common shares.

Accrued Compensation

Accrued compensation represents performance-based bonuses that have not yet been paid. Bonuses are subjective and are based on numerous factors including, but not limited to, individual performance, the underlying funds’ performance, and profitability of the firm, as well as the consideration of future outlook. Accrued bonus amounts can fluctuate due to a future perceived change in any one or more of these factors. Additionally, differences between historical, current, and future personnel allocations could significantly impact the comparability of bonus expenses period over period.

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

Concentration of Revenue

CBA is the adviser to four regulated investment companies under the CrossingBridge Family of Funds. The advised funds are the CrossingBridge Low Duration High Yield Fund, CrossingBridge Ultra-Short Duration Fund, CrossingBridge Responsible Credit Fund, and the CrossingBridge Pre- Merger SPAC ETF. The combined assets under management (“AUM”) for these advised funds was $697 million and $385 million as of September 30, 2022 and 2021, respectively. CBA is also the sub-adviser to two 1940 Act regulated mutual funds with AUM totaling $779 million and $831 million as of September 30, 2022 and 2021, respectively.  Finally, CBA also earns revenue through a service agreement with a related party. See Note 3 for more information on the terms of the service agreement.

CBA fee revenues earned from advised funds, sub-advised funds, and service agreements for the three- and nine-month periods ended September 30, 2022 and 2021 included in the accompanying condensed consolidated statements of operations are detailed below:

	Three-Month Period Ended September 30		Nine-Month Period Ended September 30
CrossingBridge Operations Revenue	2022	2021	2022	2021

Advised fund fee revenue	$1,092,079	$357,454	$3,251,263	$905,601
Sub-advised fund fee revenue	815,269	801,220	2,125,566	1,974,876
Service fee revenue	86,424	-	86,424	-
Total fee revenue	$1,993,772	$1,158,674	$5,463,253	$2,880,477

If CBA were to lose a significant amount of AUM, the Company’s revenue would also decrease.

Revenue Recognition

CrossingBridge Operations Revenue

Management fee shares earned through the CrossingBridge operations segment are recorded on a monthly basis and are included in revenue on the accompanying unaudited condensed consolidated statements of operations. The Company has performed an assessment of its revenue contracts under the CrossingBridge operations segment and has not identified any contract assets or liabilities.

Willow Oak Operations Revenue

Management fee shares and fund management services fees earned through the Willow Oak operations segment are recorded on a monthly basis and are included in revenue on the accompanying unaudited condensed consolidated statements of operations. Performance fee shares are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by affiliate relationship, and typically include annual measurement periods. Performance fee shares are recognized only when it is determined that there is no longer potential for significant reversal, such as when a fund’s performance exceeds a contractual threshold at the end of a specified measurement period. Consequently, a portion of the performance fee shares recognized may be partially or wholly related to services performed in prior periods. The Company has performed an assessment of its revenue contracts under the Willow Oak operations segment and has not identified any contract assets or liabilities.

A summary of revenue earned through Willow Oak operations during the post-Merger period from August 12, 2022 through September 30, 2022 and included on the accompanying unaudited condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2022 are detailed below:

	Three-Month Period Ended September 30	Nine-Month Period Ended September 30
Willow Oak Operations Revenue	2022	2022

Management fee revenue	$8,206	$8,206
Fund management services revenue	13,768	13,768
Performance fee revenue	-	-
Total revenue	$21,975	$21,975

Internet Operations Revenue

The Company generates revenue in its internet operations segment from consumer and business-grade internet access, wholesale managed modem services for downstream internet service providers, web hosting, third-party software as a reseller, and various ancillary services in the United States and Canada. Services include narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic, and wireless), web hosting, and additional related services to consumers and businesses. Customers may also subscribe to web hosting plans to include email access and storage. Customer contracts through the internet operations segment can be structured as monthly or annual contracts. Under annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract. Under monthly contracts, the subscriber is billed monthly and revenue is recognized for the period to which the service relates. Domain name registration revenue is recognized at the point of registration. Sales of hardware are recognized as revenue upon delivery and acceptance of the product by the customer. Sales are adjusted for any returns or allowances. Management has concluded that the nature of the performance obligation is cyclical with a very low possibility for nonperformance. Contract liabilities (deferred revenue) are recognized in the amount of collections received in advance of services to be performed. No contract assets are recognized or incurred.

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue recorded under the internet operations segment as of September 30, 2022 was $175,552. The internet operations segment does not have comparable activity as of the year ended December 31, 2021.

Income Taxes

Income taxes for ENDI Corp. are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment, inclusive of the recent tax reform act. ENDI Corp. filed its first tax return for the year ended December 31, 2021, which is open to potential IRS examination for three years.

As of September 30, 2022, the Company reported $400,283 of net deferred tax assets on the condensed consolidated balance sheet. These net deferred tax assets consist primarily of post-closing activity, including certain transactions related to the Business Combination and certain deferred tax assets and liabilities that were not previously recognized when CrossingBridge was a nontaxable entity. The Company has not yet completed its measurement of potential deferred tax assets and liabilities that were acquired in the Business Combination as discussed in Note 4. The Company currently maintains a full valuation allowance against certain historical deferred tax assets, that are subject to certain limitations and restrictions. The Company did not report any deferred tax assets or liabilities as of December 31, 2021.

In as much as CBA had a single member prior to the Closing Date, it had historically been treated as a disregarded entity for income tax purposes. Consequently, Federal and state income taxes have not been provided for periods prior to the Closing Date as its single member was taxed directly on CBA’s earnings. During 2021, CBA’s historical single member made a pass-through entity tax (“PTET”) election with New York State. The PTET is an optional tax that partnerships or New York S corporations may annually elect to pay on certain income for tax years beginning on or after January 1, 2021. If an eligible partnership or New York S corporation elects to pay the PTET, its partners, members, or shareholders subject to personal income tax may be eligible for a PTET credit on their New York State income tax returns. CBA’s carve-out piece of the 2021 PTET election made by CBA’s historical single member was $112,100 and is included in the due to affiliate balance on the balance sheet as of the year ended December 31, 2021. CBA activity subsequent to the Closing Date will be consolidated within ENDI Corp.’s tax return that will be filed for the year ended December 31, 2022 and has been included in the income tax provision for the three- and nine-month periods ended September 30, 2022.

During the three- and nine-month periods ended September 30, 2022, the Company reported $400,283 of income tax benefit as a result of the change in net deferred tax assets. As noted above, due to CBA’s disregarded status for periods prior to the Closing Date, no comparable income tax expenses existed for the three- and nine-month periods ended September 30, 2021.

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

The number of potentially dilutive shares for the three- and nine-month periods ended September 30, 2022, consisting of the Class W-1 and W-2 Warrants issued pursuant to the Merger Agreement, was 2,050,000. There were no potentially dilutive shares for the three- and nine-month periods ended September 30, 2021. None of the potentially dilutive securities had a dilutive impact during the three- and nine-month periods ended September 30, 2022.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate should now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayments. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. In November 2019, the FASB issued further guidance on expected recoveries for purchased financial assets with credit deterioration, and transition refiled for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company currently expects that the adoption of this guidance may change the way we assess the collectability of our receivables and recoverability of other financial instruments. The Company will adopt this guidance as of January 1, 2023. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805). This update provided that an acquiror no longer records deferred revenue of the acquiree based on its acquisition date fair value. Rather, the acquiror accounts for contract assets and liabilities in accordance with Accounting Standards Codification (“ASC”) 606 as if it had originated the contract (i.e., continue to account for such assets and liabilities as has historically been done by the acquiree in accordance with ASC 606). This new guidance is required to be adopted by public entities in years beginning after December 15, 2022 on a prospective basis. Early adoption is permitted. The Company has adopted this guidance as of December 31, 2021. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

CrossingBridge Advisors, LLC

Historical Shared Expenses Prior to Consummation of the Merger

The Company, through CrossingBridge Advisors, LLC, and its majority shareholder, Cohanzick Management, LLC (“Cohanzick”), the historical sole member of CBA that is majority owned by the Company’s CEO and director, David Sherman, shared certain staff, office facilities, and administrative services. The parties involved had agreed to allocate these expenses based on the AUM of each party for activity occurring prior to the consummation of the Merger. These allocated expenses are reported under the CrossingBridge operations segment in the accompanying condensed consolidated statements of operations in the categories for which the utilization of services relates.  A summary of the expenses allocated from Cohanzick for the three- and nine-month periods ended September 30, 2022 and 2021 are noted below:

	Three-Month Period Ended September 30		Nine-Month Period Ended September 30
Cohanzick Management Expense Allocation	2022	2021	2022	2021

Employee compensation and benefit expenses allocated	$55,985	$153,030	$502,445	$602,344
Owner compensation and benefit expenses allocated	60,526	146,754	394,793	293,180
Other allocated expenses	44,411	128,447	327,303	306,566
Total allocated expenses	$160,922	$428,231	$1,224,541	$1,202,090

As of the periods ended September 30, 2022 and December 31, 2021, the due to affiliate balance between CBA and Cohanzick reported on the Company’s accompanying condensed consolidated balance sheets was $0 and $3,377,291, respectively. The due to affiliate balance is due 13 months after the calendar year-end upon 60 days’ written notice. If no notice is given, the date payment is due will extend for another 12 months with 0% interest. Repayments made by CBA to Cohanzick for the allocated expenses during the three- and nine-month periods ended September 30, 2022 totaled $913,122 and $3,764,351, respectively. No repayments were made during the three- and nine-month periods ended September 30, 2021.

Services Agreement with Cohanzick

Pursuant to the Merger Agreement, the Company, through CrossingBridge Advisors, LLC, and Cohanzick have entered into a services agreement, the initial term of which commenced on the Closing Date and ends on the first anniversary thereof, and will automatically renew for subsequent terms unless either CBA or Cohanzick elects to terminate with 120 days’ prior written notice. Pursuant to the services agreement, CBA will make available to Cohanzick certain of its employees to provide investment advisory, portfolio management and other services to Cohanzick and, through Cohanzick, to Cohanzick’s clients. Any such individuals will be subject to the oversight and control of Cohanzick, and any services so provided to Cohanzick or a client of Cohanzick will be provided by such CBA employees in the capacity of a supervised person of Cohanzick. Cohanzick additionally may use the systems of CBA or its affiliates for its daily operations; provided that appropriate policies, procedures, and other safeguards are established to assure that (a) the books and records of each of CBA and Cohanzick are created and maintained in a manner so as to be clearly separate and distinct from those of the other person and the clients of such person, and (b) confidential client and/or other material non-public information relating to the investment advisory activities of CBA or Cohanzick, as applicable, or other proprietary information regarding either such person or its clients, is safeguarded and maintained for the benefit of such person. As consideration for its services, Cohanzick will pay CBA a quarterly fee equal to 0.05% per annum of the monthly weighted average AUM during such quarter with respect to all clients for which Cohanzick has full investment discretion.

During the three- and nine-month periods ended September 30, 2022, CBA earned $86,424 of revenue from the service agreement with Cohanzick. No comparable revenue was earned during the three- and nine-month periods ended September 30, 2021 as the service agreement was not in force until the Closing Date.

Willow Oak Asset Management, LLC

Services Agreement with Arquitos

The Company, through Willow Oak Asset Management, LLC, is party to a fund management services agreement with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC, Arquitos Epicus, LP, and Arquitos Capital Offshore Master, Ltd. (collectively “Arquitos”), which are managed by our director, Steven L. Kiel, to provide Arquitos with Willow Oak Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers. This arrangement includes terms that provide for an exchange of services between Willow Oak and Arquitos. Steven Kiel, through Arquitos, has been contracted to perform ongoing consulting services for the benefit of Willow Oak in the following areas: strategic development, marketing, networking, and fundraising. In addition to the exchange of services, Willow Oak also earns monthly and annual fees as consideration for these services. These terms are in effect until December 31, 2022. During the three- and nine-month periods ended September 30, 2022, the Company earned $8,637 of revenue through this fund management services arrangement. No comparable activity exists for the three- and nine-month periods ended September 30, 2021.

NOTE 4. MERGER AND BUSINESS COMBINATION WITH CROSSINGBRIDGE ADVISORS, LLC AND ENTERPRISE DIVERSIFIED, INC.

Overview

As previously announced on December 29, 2021, the Company entered into the Merger Agreement with Enterprise Diversified, Zelda Merger Sub 1, Inc., a Delaware corporation (“First Merger Sub”), Zelda Merger Sub 2, LLC, a Delaware limited liability company (“Second Merger Sub”), CrossingBridge, a Delaware limited liability company and Cohanzick, a Delaware limited liability company, which was consummated on August 11, 2022.

Pursuant to the terms of the Merger Agreement, Enterprise Diversified merged with First Merger Sub, a wholly owned subsidiary of the Company, with Enterprise Diversified being the surviving entity (the “First Merger”), and CrossingBridge merged with Second Merger Sub, also a wholly owned subsidiary of the Company, with CrossingBridge being the surviving entity. In connection with the Mergers, each share of common stock of Enterprise Diversified was converted into the right to receive one share of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Shares” or the “Class A Common Stock”, and Cohanzick, as the sole member of CrossingBridge, received 2,400,000 Class A Common Shares and 1,800,000 shares of Class B common stock, par value $0.0001 per share, of the Company (the “Class B Common Shares” or the “Class B Common Stock”, and together with the Class A Common Shares, the “Common Shares”), a Class W-1 Warrant to purchase 1,800,000 Class A Common Shares and a Class W-2 Warrant to purchase 250,000 Class A Common Shares. The Class A Common Shares and Class B Common Shares are identical other than the Class B Common Shares: (i) have the right to designate directors (as described below); (ii) shall not be entitled to participate in dividends or other distributions with respect to the Class A Common Shares; and (iii) shall not receive any assets of the Company in the event of a liquidation. The warrant to purchase 1,800,000 Class A Common Shares and the warrant to purchase 250,000 Class A Common Shares issued to Cohanzick may be exercised in whole or in part at any time prior to the date that is five years after the Closing Date, at an exercise price of $8.00 per Class A Common Share, subject to certain adjustments. Each of the warrants may also be exercised on a “cashless” basis at any time at the election of the holder and if not fully exercised prior to the expiration date of the warrant, shall be automatically exercised on a “cashless” basis. In addition, pursuant to the terms of the Merger Agreement, certain designees of Cohanzick and certain officers, directors and employees of Enterprise Diversified purchased an aggregate of 405,000 Class A Common Shares at a price of $5.369 per share.

Pursuant to the Merger Agreement, Enterprise Diversified agreed to reimburse Cohanzick certain fees and expenses, which amount to approximately $470,329. These fees were reimbursed during the current period ended September 30, 2022 and are reported on the condensed consolidated statements of operations as transaction expenses for the three- and nine-month periods ended September 30, 2022. The Company has also entered into a registration rights agreement with certain stockholders that are deemed to be affiliates of ENDI immediately following the closing of the Mergers, pursuant to which such stockholders’ Class A Common Shares, including the Class A Common Shares underlying any warrants issued in connection with the Mergers, will be registered for resale under the Securities Act of 1933, as amended.

The holders of the Class B Common Stock, voting together as a single class, have the right to designate a number of directors of the Company’s board of directors (rounded up to the nearest whole number) equal to the percentage of the Company’s common shares beneficially owned by the holders of Class B Common Stock and their affiliates at the time of such designation, provided however, that for purposes of this designation right, the holders of the Company’s Class B Common Stock, voting together as a single class, shall have the right to designate not more than a majority of the members of the Company’s board of directors then in office, and, provided further that so long as holders of Class B Common Stock and their affiliates beneficially own at least 5.0% of the total outstanding common shares of the Company, holders of Class B Common Stock, voting together, shall have the right to designate at least one director. Any director elected to the Company’s board of directors pursuant to the above provisions of the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) will be referred to as a “Class B Director” and may only be removed by the holders of a majority of the Class B Common Stock. The Company has also entered into a stockholder agreement and separate voting agreement with Cohanzick and certain other stockholders pursuant to which, among other provisions, from and after the date that the holders of Class B Common Shares are no longer entitled to elect at least one director to our board of directors pursuant to Certificate of Incorporation as described above, so long as David Sherman, Cohanzick and any of their successors or assigns (collectively, the “Principal Stockholder”) and their affiliates beneficially own at least 5% of our outstanding shares, the Principal Stockholder has the right to designate a number of the Company’s directors (rounded up to the nearest whole number) equal to the percentage of the Company’s common shares beneficially owned by the Principal Stockholder and its affiliates at the time of such designation, provided however that for purposes of this designation right, the Principal Stockholder and its affiliates shall have the right to designate not more than a majority of the members of the Company’s board of directors then in office and, provided further, that so long as the Principal Stockholder and its affiliates beneficially owns at least 5% of the total outstanding common shares of the Company, its shall have the right to designate at least one director.

The above description of the Merger Agreement and the transactions contemplated therein does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was included as an exhibit to Enterprise Diversified’s Current Report on Form 8-K filed with the SEC on December 29, 2021, as well as the information contained in ENDI’s Current Report on Form 8-K filed with the SEC on August 12, 2022 and on October 24, 2022.

The Business Combination is accounted for as a reverse merger business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with CrossingBridge representing the accounting acquiror. Because the Merger qualifies as a reverse acquisition, and given that CrossingBridge was a private company at the time of the Merger and therefore its value was not readily determinable, the fair value of the Merger consideration was deemed to be equal to the fair value of Enterprise Diversified at the Closing Date. As part of the purchase price allocation, the Company engaged an independent third-party valuation consultant. In determining the total consideration for the ASC 805 analysis, the valuation consultant utilized the volume weighted average price of Enterprise Diversified’s stock from the Merger announcement date, December 30, 2021, through the Closing Date. In doing so, the valuation consultant considered that the Company’s stock was very thinly traded and the float was only approximately 18.0% of total shares. The consultant also noted the book value of equity was approximately $15.1 million, and composed primarily of short-term assets and liabilities, while the market cap as of the Closing Date was approximately $14.5 million based on the closing price of $5.49. As a result of these considerations, the valuation consultant determined that the purchase consideration was estimated to be $18,637,576.

Purchase Price Allocation

The following table summarizes the fair values of assets acquired and liabilities assumed as of the Closing Date:

Cash	$15,873,598
Accounts receivable	35,027
Note receivable	300,000
Prepaid expenses	51,933
Other current assets	119,785
Fixed assets	3,431
Intangible assets	1,315,000
Goodwill	1,677,425
Accounts payable	(20,506)
Accrued expenses	(513,922)
Deferred revenue	(203,547)
Other current liabilities	(648)
Total consideration	$18,637,576

The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is primarily attributed to the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized including expected synergies and the assembled workforce in place. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The primary areas where provisional amounts have been used relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, notes receivable, deferred income tax assets and liabilities, and residual goodwill. As the total amount of residual goodwill remains preliminary, the Company has not yet assigned the residual goodwill amongst its segments. All residual goodwill will be held under the other operations segment until the assignment can be finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the Closing Date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the Closing Date:

Intangible Asset	Estimated Fair Value	Estimated Useful Life (in years)
Customer relationships - Sitestar.net	$490,000	14
Customer relationships - Willow Oak	$510,000	14
Trade Name - Sitestar.net	$40,000	7
Trade Name - Willow Oak	$40,000	7
Internet Domains - Sitestar.net	$235,000	7

The estimated fair values of (i) the customer relationships were determined using the multi-period excess earnings method, (ii) the trade names were determined using the relief from royalty income approach, and (iii) the internet domain names were estimated using a market approach. The approaches used to estimate the fair values use significant unobservable inputs including revenue and cash flow forecasts, customer attrition rates, and appropriate discount rates.

Unaudited Pro Forma Information

The unaudited pro forma financial information presented below summarizes the combined results of operations for the Company as though the Merger was completed on January 1, 2021.

The unaudited pro forma financial information for all periods presented includes, among other items, amortization charges from acquired intangible assets, retention and other compensation expenses accounted for separately from the purchase accounting, and the related tax effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the Merger actually been completed on January 1, 2021.

The unaudited pro forma financial information for the nine-month periods ended September 30, 2022 and 2021 combine the historical results of the Company for those periods, the historical results of Enterprise Diversified for the periods prior to the Closing Date, and the effects of the pro forma adjustments discussed above. The unaudited pro forma financial information is as follows:

	Nine Months Ended September 30
	2022	2021
Revenues	$6,222,381	$8,458,192
Net income	1,298,552	4,127,954
Net income per share	$0.24	$0.76

Revenues from the Business Combination recognized by the Company from the Closing Date to September 30, 2022 totaled $133,634.

NOTE 5. FAIR VALUE OF ASSETS AND LIABILITIES

GAAP defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date, and establishes a hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

●

Level I - inputs are quoted prices in active markets as of the measurement date for identical assets and liabilities that the Company has the ability to access; this category includes exchange-traded mutual funds and equity securities;

●

Level II - inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates or yield curves, that are observable at commonly quoted intervals; this category includes mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities, and derivative contracts; and

●

Level III - inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability; the measurements are highly subjective.

The availability of observable inputs can vary and is affected by a variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is the greatest for assets or liabilities categorized in Level III.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The following table presents information about the Company’s assets measured at fair value as of the periods ended September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3
September 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Investments in securities, at fair value (cost $5,753,067)	$5,721,047	$-	$-
W-1 Warrant and Class B common stock liability, at fair value	-	-	954,000
Total	$5,721,047	$-	$954,000

	Level 1	Level 2	Level 3
December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Investments in securities, at fair value (cost $2,265,489)	$2,265,088	$-	$-
W-1 Warrant and Class B common stock liability, at fair value	-	-	-
Total	$2,265,088	$-	$-

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed previously, through Enterprise Diversified, the Company holds Level I investments that include shares of CrossingBridge Ultra-Short Duration Fund, CrossingBridge Low Duration High Yield Fund, and CrossingBridge Responsible Credit Fund, which are SEC registered mutual funds for which CBA is the advisor. The Company also holds, through Enterprise Diversified, Level I investments that include marketable fixed income and equity securities. There is no liquidity restriction in connection with these investments.

As discussed previously, pursuant to the Merger Agreement, the Company issued 1,800,000 Class B common shares that are mandatorily redeemable upon exercise of the W-1 Warrant. Management has determined that the W-1 Warrant represents an embedded equity-linked feature within the Class B shares, and therefore is valued in conjunction with the Class B common shares as a long-term liability on the condensed consolidated balance sheet. The value of the W-1 Warrant and Class B common shares is determined using a Black-Scholes pricing model, resulting in a Level III classification. The pricing model considers a variety of inputs at each measurement date including, but not limited to, the Company’s closing stock price, the Company’s estimated equity volatility over the remaining warrant term, the warrant exercise price, the Company’s annual rate of dividends, the bond equivalent yield, and remaining term of the W-1 Warrant. Additionally, a discount is applied based on an analysis of the underlying marketability of the Class A common stock with respect to Rule 144 restrictions. The value is then remeasured at each reporting date with the change in value flowing through the consolidated statement of operations for the relevant period.

On the Closing Date, the fair market value of the liability associated with the W-1 Warrant and Class B common shares was recorded for $1,476,000.  Subsequently, as of the period ended September 30, 2022, the liability was remeasured to $954,000. This change in value, largely attributed to fluctuation of the Company’s closing stock price, resulted in the Company recognizing $522,000 of other income related to the “mark-to-market” of the W-1 Warrant on the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2022.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes its intangible assets — goodwill, customer relationships, trade names, and domain names — on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the three- and nine-month periods ended September 30, 2022. No comparable analysis was performed for any prior period presented as the Company did not hold any intangible assets prior to the period ended September 30, 2022.

As discussed previously, Enterprise Diversified holds promissory notes receivable from Triad DIP Investors, LLC and 847,847 aggregate shares of Triad Guaranty, Inc. common stock. The Company carries the promissory notes on the condensed consolidated balance sheet at fair value, which is reported at $300,000 as of September 30, 2022. The Company periodically reassesses the collectability of its notes receivable if events or circumstances indicate that a note may not be fully recoverable. As of September 30, 2022, the Company attributes no value to its shares of Triad Guaranty, Inc. common stock due to the stocks’ general lack of marketability.

NOTE 6. INTANGIBLE ASSETS AND PROPERTY AND EQUIPMENT

The Company’s intangible assets as of September 30, 2022 are included below:

September 30, 2022

Customer relationships	$1,000,000
Domain names	235,000
Trade names	80,000
1,315,000
Less: accumulated amortization	(14,556)
Intangible assets, net	$1,300,444

The Company did not report any comparable intangible assets as of December 31, 2021.

Amortization expenses on intangible assets during the three- and nine-month periods ended September 30, 2022 totaled $14,556. There was no comparable amortization expense for the three- and nine-month periods ended September 30, 2021.

The cost of property and equipment as of September 30, 2022 consisted of the following:

September 30, 2022

Property and equipment	$3,431
Less: accumulated depreciation	(336)
Property and equipment, net	$3,095

The Company did not report any comparable property and equipment as of December 31, 2021.

Depreciation expense was $336 for the three- and nine-month periods ended September 30, 2022. There was no comparable depreciation expense reported for the three- and nine-month periods ended September 30, 2021.

NOTE 7. SEGMENT INFORMATION

Prior to the Closing Date, the Company operated through a single reportable segment, CrossingBridge operations. Beginning on August 12, 2022 and continuing through the period ended September 30, 2022, the post-Merger period, the Company operated through four reportable segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations.

The CrossingBridge operations segment includes revenue and expenses derived from investment management and advisory and sub-advisory services.

Beginning on August 12, 2022, the Willow Oak operations segment includes revenues and expenses derived from various joint ventures, service offerings, and initiatives undertaken in the asset management industry.

Beginning on August 12, 2022, the internet operations segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services. Our internet segment includes revenue generated by operations in both the United States and Canada. Included in accompanying condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2022, the internet operations segment generated revenue of $106,736 in the United States and revenue of $4,923 in Canada, respectively. All assets reported under the internet operations segment for the period ended September 30, 2022 are located within the United States.

Beginning on August 12, 2022, the other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three- and nine-month periods ended September 30, 2022, and 2021.

Three-Month Period Ended September 30, 2022	CrossingBridge	Willow Oak	Internet	Other	Consolidated

Revenues	$1,993,772	$21,975	$111,659	$-	$2,127,406
Cost of revenue	-	-	33,564	-	33,564
Operating expenses	934,584	54,547	32,011	1,705,512	2,726,654
Other income (expense)	31,965	(1,262)	(691)	922,595	952,606
Net income (loss)	1,091,153	(33,834)	45,393	(782,917)	319,795
Goodwill	-	-	-	1,677,425	1,677,425
Identifiable assets	$1,747,869	$733,065	$921,946	$17,390,716	$20,793,596

Nine-Month Period Ended September 30, 2022	CrossingBridge	Willow Oak	Internet	Other	Consolidated

Revenues	$5,463,253	$21,975	$111,659	$-	$5,596,887
Cost of revenue	-	-	33,564	-	33,564
Operating expenses	2,863,046	54,547	32,011	1,705,512	4,655,116
Other income (expense)	15,448	(1,262)	(691)	922,595	936,089
Net income (loss)	2,615,655	(33,834)	45,393	(782,917)	1,844,297
Goodwill	-	-	-	1,677,425	1,677,425
Identifiable assets	$1,747,869	$733,065	$921,946	$17,390,716	$20,793,596

Three-Month Period Ended September 30, 2021	CrossingBridge	Willow Oak	Internet	Other	Consolidated

Revenues	$1,158,674	$-	$-	$-	$1,158,674
Cost of revenue	-	-	-	-	-
Operating expenses	756,494	-	-	-	756,494
Other income	53	-	-	-	53
Net income	402,233	-	-	-	402,233
Goodwill	-	-	-	-	-
Identifiable assets	$3,021,827	$-	$-	$-	$3,021,827

Nine-Month Period Ended September 30, 2021	CrossingBridge	Willow Oak	Internet	Other	Consolidated

Revenues	$2,880,477	$-	$-	$-	$2,880,477
Cost of revenue	-	-	-	-	-
Operating expenses	1,966,742	-	-	-	1,966,742
Other income	128	-	-	-	128
Net income	913,863	-	-	-	913,863
Goodwill	-	-	-	-	-
Identifiable assets	$3,021,827	$-	$-	$-	$3,021,827

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2022 and December 31, 2021, the Company has no long-term leases that require right-of-use assets or lease liabilities to be recognized.

In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to short-term leases for the three- and nine-month periods ended September 30, 2022 and 2021, were $16,004 and $62,160, and $21,239 and $57,101, respectively.

There are no other operating lease costs for the three- and nine-month periods ended September 30, 2022 and 2021.

Other Commitments

Registration Rights Agreement

As has been previously reported, pursuant to the Merger Agreement, the Company entered into a Registration Rights Agreement (“RRA”) dated August 11, 2022, with certain stockholders that are deemed to be affiliates of ENDI immediately following the Closing Date, pursuant to which such stockholders’ Class A Common Shares, including the Class A Common Shares underlying any warrants issued in connection with the Mergers, will be registered for resale under the Securities Act of 1933, as amended. As has been previously reported, on August 31, 2022, the Company entered into an amendment (the “Amendment”) to the RRA. Pursuant to the Amendment, the parties extended the deadline by which the Company shall prepare and file or cause to be prepared and filed with the SEC a registration statement under the Securities Act of 1933, as amended, registering certain securities as set forth in the RRA on or before May 1, 2023.

Litigation & Legal Proceedings

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

As has been previously reported, on April 12, 2016, Enterprise Diversified filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), Enterprise Diversified’s former CEO and director (prior to December 14, 2015) and an owner of record of Enterprise Diversified’s common stock, alleging, among other things, that the Former CEO engaged in, and caused Enterprise Diversified to engage in, to its detriment, a series of unauthorized and wrongful related party transactions, including causing Enterprise Diversified to borrow certain amounts from the Former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of Enterprise Diversified for personal rent payments to the Former CEO, commingling in land trusts certain real properties owned by Enterprise Diversified and real properties owned by the Former CEO, causing Enterprise Diversified to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO, causing Enterprise Diversified to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive, and to make real estate tax payments thereon for the personal benefit of the Former CEO, converting to the Former CEO and/or absconding with five motor vehicles owned by Enterprise Diversified, causing Enterprise Diversified to pay real property and personal property taxes on numerous properties owned personally by the Former CEO, causing Enterprise Diversified to pay personal credit card debt of the Former CEO, causing Enterprise Diversified to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO, and causing Enterprise Diversified to pay the Former CEO’s personal automobile insurance. Enterprise Diversified is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia), and is set and scheduled for trial on November 17, 2022. Beginning in the prior quarterly period ended March 31, 2022 and during the prior quarterly period ended June 30, 2022, the parties had engaged in settlement discussions with respect to the case; however, during the quarterly period ended September 30, 2022, the parties ceased engaging in such settlement discussions. Accordingly, Enterprise Diversified intends to move forward with a trial of the case to conclusion.

NOTE 9. STOCKHOLDERS’ EQUITY

Classes of Shares

As of September 30, 2022, ENDI Corp.’s Certificate of Incorporation, authorizes an aggregate of 17,800,000 shares of capital stock of ENDI Corp. consisting of 14,000,000 authorized shares of Class A Common Stock, par value of $0.0001 per share, 1,800,000 authorized shares of Class B Common Stock, par value of $0.0001 per share, and 2,000,000 shares of Preferred Stock, par value of $0.0001 per share (“Preferred Stock”).

Class A Common Stock

As of September 30, 2022, 5,452,383 shares of ENDI Corp. Class A Common Stock were issued and outstanding.

Holders of the Company’s Class A Common Stock are entitled to one vote per share on all matters to be voted on by the holders of the Company’s Class A Common Stock. However, holders of the Company’s Class A Common Stock will have no voting power as to any amendment to ENDI Corp.’s Certificate of Incorporation relating solely to the terms of any outstanding series of ENDI Corp. Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law (“DGCL”).

Holders of the Company’s Class A Common Stock are entitled to receive such dividends and other distributions in cash, property or shares of ENDI Corp. stock if a dividend is so declared by the Company’s board of directors from assets legally available therefor. Upon a liquidation, dissolution or winding up of the Company’s affairs, after payment or provision for payment of the debts and other liabilities of the Company and of the preferential and other amounts, if any, to which the holders of ENDI Corp. Preferred Stock will be entitled, the holders of all outstanding shares of ENDI Corp.’s Class A Common Stock will be entitled to receive the remaining assets available for distribution in proportion to the number of shares held by each such stockholder.

Class B Common Stock

As of September 30, 2022, 1,800,000 shares of ENDI Corp. Class B Common Stock were issued and outstanding.

Holders of the Company’s Class B Common Stock are entitled to one vote per share on all matters to be voted on by the holders of the Company’s Class B Common Stock. However, holders of the Company’s Class B Common Stock will have no voting power as to any amendment to ENDI Corp.’s Certificate of Incorporation relating solely to the terms of any outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the DGCL. The holders of ENDI Corp.’s Class B Common Stock are not entitled to receive any dividends or other distributions in cash, property, or shares of stock and will not be entitled to receive any assets of ENDI Corp. in the event of any liquidation, dissolution, or winding up of its affairs.

Preferred Stock

As of September 30, 2022, ENDI Corp. had no issued shares of Preferred Stock.

The voting, dividend, distribution, and any other rights of holders of any series of ENDI Corp.’s Preferred Stock will be as described in the applicable Certificate of Designation designating such series of Preferred Stock.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated all subsequent events from September 30, 2022, through November 14, 2022, the date the condensed consolidated financial statements were issued. Management concluded that no additional subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related footnotes for the quarterly period ended September 30, 2022 appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in other reports we file with the SEC from time to time. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or restructuring results in less comparable financial performance. As a result of the Business Combination that was consummated on August 11, 2022, and the determination that the Business Combination would be accounted for as a reverse business combination, all historic activity for the three- and nine-month periods ended September 30, 2021, and for the year ended December 31, 2021, represents only the financial activity of CrossingBridge Advisors, LLC. Activity presented for the current three- and nine-month periods ended September 30, 2022, includes CrossingBridge financial activity, which was then consolidated with the activity of Enterprise Diversified, Inc. and its subsidiaries as of the Closing Date on August 11, 2022, through the current period ended September 30, 2022. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

During the quarterly period ended September 30, 2022, ENDI Corp. operated through four reportable segments:

●	CrossingBridge Operations - this segment includes revenue and expenses derived from investment advisory and sub-advisory services offered through various SEC registered mutual funds and an ETF through CrossingBridge Advisors, LLC;
●	Willow Oak Operations - this segment includes revenue and expenses derived from our various joint ventures, service offerings, and initiatives undertaken in the asset management industry through Willow Oak Asset Management, LLC and its subsidiaries;
●	Internet Operations - this segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services through Sitestar.net, Inc.; and
●	Other Operations - this segment includes any revenue and expenses from nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business, and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

CrossingBridge Operations

CrossingBridge Advisors, LLC was formed as a limited liability company on December 23, 2016, under the laws of the State of Delaware. CBA derives its revenue and net income from investment advisory services. CBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended. CBA provides investment advisory services to investment companies (including mutual funds and exchange-traded funds) registered under the Investment Company Act of 1940, as amended, both as an adviser and a sub-adviser.

CBA has served as a sub-adviser to the Destinations Low Duration Fixed Income Fund and the Destinations Global Fixed Income Opportunities Fund since their inception in 2017. Fees generated from these activities serve as a core revenue stream for CBA. Given the strong demand for conservative, low duration strategies in this ultra-low-to-rising-interest rate environment, the CrossingBridge Low Duration High Yield Fund has experienced strong growth and is a strong and growing revenue source for CBA. The funds launched by CBA in 2021 (CrossingBridge Ultra-Short Duration Fund, the CrossingBridge Responsible Credit Fund, and the CrossingBridge Pre-Merger SPAC ETF) currently represent less than 10% of CBA’s assets under management (“AUM”), but CBA believes they have the ability to continue to grow and become a core contributor of AUM and revenue for CBA.

CBA’s investment strategies with associated advised and/or sub-advised mutual funds and the ETF are as follows:

Ultra-Short Duration Strategy
●	Primarily invest in investment grade fixed income securities with an ultra-short portfolio duration target of typically 1 year or less.
	○	CrossingBridge Ultra-Short Duration Fund is advised

Low Duration Strategy
Low Duration High Yield
●	Primarily invest in below investment grade fixed income securities with a short portfolio duration target of 3 years or less.
	○	CrossingBridge Low Duration High Yield Fund is advised
	○	Destinations Low Duration Fixed Income Fund is sub-advised
Pre-Merger Special Purpose Acquisition Companies (“SPACs”)
●	Primarily invest in purchasing common stock and units of SPACs that are trading at or below their pro rata share of the collateral trust account with the intent of disposing the shares prior to business combination.
●	Aims to capture the fixed income nature of pre-merger SPACs along with the potential equity upside that they present.
	○	CrossingBridge Pre-Merger SPAC ETF is advised
	○	Other CrossingBridge investment strategies may employ pre-merger SPACs as part of their portfolios

Strategic Income Strategy
●	A flexible investment and duration mandate without restrictions as to issuer credit quality, capitalization, or security maturity.
	○	Destinations Global Fixed Income Opportunities Fund is sub-advised

Responsible Investing Strategy
●	Primarily invest in corporate debt of issuers that portray a mindfulness toward environment, social, and governance (“ESG”) practices. The strategy has a flexible investment and duration mandate without restrictions as to issuer credit quality, capitalization, or security maturity. Further, the strategy may have concentrated holdings.
●	CBA uses its “responsible investing criteria” (i.e., specific exclusionary and inclusionary criteria based on ESG standards) when making investment decisions for this strategy. To the extent an issuer’s business generates 10% or more of its revenues from certain businesses considered by CBA to be incompatible with its ESG criteria, then such business will be deemed “primarily engaged” in such business and excluded from the portfolio. Generally, issuers primarily engaged in weapons, tobacco, alcohol, gambling, pornography, or other categories are excluded. After applying the initial exclusionary screen, CBA applies an inclusionary screen based on environmental objectives (such as reduction of carbon emissions), social objectives (such as treating all constituencies in a proper and ethical manner) and governance objectives (such as diversification of backgrounds, skills, and philosophy among an issuers board or executive officers). CBA utilizes a proprietary matrix to measure an issuer’s ESG engagement. CBA’s proprietary matrix sets a minimum threshold level that must be achieved for an issuer’s securities or other instruments to satisfy the fund’s responsible investing criteria. Ratings are based on positive and negative attributes found, both of which can have an impact on the final score given for an issuer. CBA sources information relating to its responsible investing criteria from publicly-available resources such as financial filings, presentations, news articles, and management discussions. CBA monitors an issuer’s conformity to its responsible investing criteria and each holding will be formally reviewed by the CBA at least annually.
	○	CrossingBridge Responsible Credit Fund is advised

Management believes that the greatest negative impact on portfolio returns is the failure of a large position to perform according to the original thesis, which results in loss of capital. We attempt to mitigate this risk through investment analysis, portfolio construction, and hedging of risks with respect to individual positions and/or the overall portfolio as we see fit. In most cases, our investment analysis begins with a fundamental understanding of an issuer’s business model and management objectives followed by an analysis of the capital structure. Depending on the nature of the investment, the analysis may continue with a more in-depth study of legal aspects, pending transactions, and processes that may impact the issuer. A good investment in a bad business is not a recipe for enduring success.

CBA has seen interest in its funds continuing to grow in the registered investment adviser, bank/trust company, and family office segments of the market. The marketing environment remains strong as attractive options to invest cash or to invest generally in fixed income securities without substantial interest rate and credit risk have become scarce. CBA’s investment thesis for its funds is expected to become stronger as expectations for interest rate hikes and low duration strategies are topics of interest in 2022. CBA expects demand for the CrossingBridge Low Duration High Yield Fund to continue to increase as CBA has developed a strong and more established track record. For the two new mutual funds (CrossingBridge Ultra-Short Duration Fund and the CrossingBridge Responsible Credit Fund), although they do not have established track records as individual funds, CBA believes that the market environment paired with its long-standing reputation in the fixed income space will be helpful in continuing to raise assets for those funds. As for the CrossingBridge Pre-Merger SPAC ETF, which was launched on September 20, 2021, CBA believes this will grow into a core AUM/revenue source as investors become more comfortable with the strategy as a complement or alternative to traditional fixed income allocations.

CBA’s primary objective is to fulfill its fiduciary duty to its clients. CBA’s secondary objective is to grow its intrinsic value to achieve an adequate long-term return for our member.

Willow Oak Operations

Beginning on August 12, 2022, the start of the post-Merger period, the Company operates its Willow Oak operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”), and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

Willow Oak is party to a fee share arrangement with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith. Willow Oak and Coolidge are the members of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership launched by Willow Oak in 2017 and managed by Coolidge. Under their agreement concerning Bonhoeffer Fund, LP, Willow Oak paid all start-up expenses and pays agreed-upon operating expenses that are not partnership expenses, Coolidge is responsible for all investment management, and Willow Oak receives 50% of all performance and management fees earned. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance program management, and tax and audit liaison services it renders.

Willow Oak is also party to a fund management services agreement with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC, Arquitos Epicus, LP, and Arquitos Capital Offshore Master, Ltd. (collectively “Arquitos”), which are managed by our director, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: strategic planning, investor relations, marketing, operations, compliance program management and legal coordination, accounting and bookkeeping, annual audit and tax coordination, and liaison to third-party service providers. In exchange for these services, Steven Kiel, through Arquitos, has been contracted to perform ongoing consulting services for the benefit of Willow Oak in the following areas: strategic development, marketing, networking, and fundraising. In addition to this exchange of services, Willow Oak also earns an annual performance fee share.

Willow Oak, through Willow Oak Capital Management, LLC, also partners with Geoff Gannon and Andrew Kuhn through Focused Compounding Capital Management, LLC (“Focused Compounding”). Willow Oak Capital Management is a 10% beneficial owner of Focused Compounding, which manages capital through separately managed accounts and a private investment fund which launched in January 2020. Willow Oak provides ongoing FMS and operational support to both the separately managed accounts and the private investment fund. As consideration for the arrangement, Willow Oak Capital Management is entitled to 10% of gross management and performance fees earned by Focused Compounding. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance program management, and tax and audit liaison services it renders.

Willow Oak, through Willow Oak AMS and Willow Oak FMS, is also party to a strategic relationship agreement with SVN Capital, LLC (“SVN Capital”), whereby Willow Oak receives certain economic rights in exchange for the provision of certain ongoing FMS and operational services. Pursuant to these economic rights, Willow Oak is entitled to 20% of gross management and performance fees earned by SVN Capital. SVN Capital manages separately managed accounts as well as a private investment fund, SVN Capital Fund, LP, which was launched by SVN Capital’s managing member in January 2020. Willow Oak FMS also earns a direct fee from SVN Capital Fund, LP, for the administrative, compliance program management, and tax and audit liaison services it renders.

Internet Operations

Beginning on August 12, 2022, the start of the post-Merger period, the Company operates its internet operations segment through Sitestar.net, a wholly owned subsidiary. Sitestar.net is an internet service provider (“ISP”) that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. We provide services to customers in the United States and Canada. This segment markets and sells narrow-band (dial-up and ISDN) and broadband services (Digital Subscriber Line (“DSL”), fiber-optic, and wireless), as well as web hosting and related services to consumers and businesses.

Our primary competitors include regional and national cable and telecommunications companies that have substantially greater market presence, brand-name recognition, and financial resources compared to Sitestar.net. Secondary competitors include local and regional ISPs.

The residential broadband internet access market is dominated by cable and telecommunications companies. These companies offer internet connectivity through the use of cable modems, DSL programs, and fiber. These competitors have extensive scale and significantly more resources than Sitestar.net. Competitors often offer incentives for customers to purchase internet access by offering discounts for bundled service offerings (i.e., phone, television, and internet). While we are a reseller of broadband services including DSL and fiber services, our profit margin is heavily influenced by these competitive forces.

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

As of September 30, 2022, the focus of our internet operations segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet operations segment during the quarterly period ended September 30, 2022.

Management routinely endeavors to identify the market value for domain names owned by the Company in order to assess potential income opportunities. Management evaluates these domain names for third-party sales potential, as well as for other marketing opportunities that could generate new revenue from current customers who utilize the domains.

Other Operations

Beginning on August 12, 2022, the start of the post-Merger period, other operations include nonrecurring or one-time strategic funding or similar activity and other corporate operations that are not considered to be one of the Company’s primary lines of business.

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summary of Financial Performance

Stockholders’ equity increased from $591,909 at December 31, 2021 to $19,844,405 at September 30, 2022. This change was attributable to $2,615,655 of net income in the CrossingBridge operations segment for the nine-month period ended September 30, 2022, $45,393 of net income in the internet operations segment, a net loss of $33,834 in the Willow Oak operations segment, and a net loss of $782,917 in other segments for the post-Merger period from August 12, 2022 through September 30, 2022. Corporate expenses for the post-Merger period from August 12, 2022 through September 30, 2022 included in the net loss from other operations totaled $1,705,512. Total comprehensive net income for the nine-month period ended September 30, 2022 equaled $1,844,297.

Balance Sheet Analysis

This section provides an overview of changes in our assets, liabilities, and equity and should be read together with our accompanying condensed consolidated financial statements, including the accompanying notes to the financial statements. The table below provides a balance sheet summary for the periods presented and is designed to provide an overview of the balance sheet changes from quarter to quarter. Ending balances for Enterprise Diversified, Inc. and its subsidiaries have been consolidated as of the quarterly period ended September 30, 2022, the period in which the Mergers occurred.

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Assets
Cash and cash equivalents	$11,685,819	$1,062,375	$642,672	$1,272,924	$470,552
Investments in securities, at fair value	5,721,047	2,248,556	2,262,239	2,265,088	2,250,000
Accounts receivable, net	726,841	506,593	649,854	511,248	301,275
Intangible assets, net	2,977,869	-	-	-	-
Deferred tax assets, net	400,283	-	-	-	-
Other assets	959,162	11,416	-	4,567	-
Total assets	$22,471,021	$3,828,940	$3,554,765	$4,053,827	$3,021,827

Liabilities and Stockholders' Equity
Accounts payable	$21,381	$-	$-	$-	$-
Accrued compensation	1,239,929	763,750	381,875	-	591,885
Accrued expenses	233,857	8,829	24,469	84,627	57,593
Deferred revenue	175,552	-	-	-	-
Class W-1 Warrant and Class B Common Stock	954,000	-	-	-	-
Due to affiliate	-	939,950	1,794,895	3,377,291	2,264,563
Other liabilities	1,898	-	-	-	-
Total liabilities	2,626,617	1,712,529	2,201,239	3,461,918	2,914,041
Total stockholders' equity	19,844,405	2,116,411	1,353,526	591,909	107,786
Total liabilities and stockholders' equity	$22,471,021	$3,828,940	$3,554,765	$4,053,827	$3,021,827

As of the period ended September 30, 2022, the Company reported an increase in cash and cash equivalents of approximately $10.4 million, an increase in investments in securities of approximately $3.5 million, and an increase in net intangible assets of approximately $3.0 million when compared to the year ended December 31, 2021. As of September 30, 2022, the Company also reported an increase of approximately $1.2 million of accrued compensation expenses, a decrease of approximately $3.4 million in its due to affiliate balance, and an increase of approximately $0.9 million in a liability associated with the issuance of the W-1 Warrant when compared to the year ended December 31, 2021. These period-over-period changes are largely due to the purchase accounting of the Business Combination and the consolidation of the assets and liabilities of Enterprise Diversified.

Results of Operations

CrossingBridge Operations

Revenue attributed to the CrossingBridge operations segment for the three-month period ended September 30, 2022, was $1,993,772, representing an increase of $835,098 compared to the three-month period ended September 30, 2021. This increase was primarily due to a corresponding increase in the AUM period over period. The increase in revenue was offset by an increase of $178,090 in operating expenses, which totaled $934,584 for the three-month period ended September 30, 2022. The increase in operating expenses for the three-month period ended September 30, 2022, compared to the three-month period ended September 30, 2021, was primarily associated with an increase in employee compensation expenses and mutual fund expenses. Net profit margin increased from 35% for the three-month period ended September 30, 2021, to 55% for the three-month period ended September 30, 2022. This was largely due to the increase in AUM and corresponding increase in revenue.

Compensation and related costs are typically comprised of salaries, bonuses, and benefits. Salary compensation and bonuses are generally the largest expenses for the CBA segment. Bonuses are subjective and based on individual performance, the underlying funds’ performance, and profitability of the firm, as well as the consideration of future outlook. Compensation and related costs increased by $252,932 for the three-month period ended September 30, 2022 compared to the three-month period ended September 30, 2021. This increase was due to an increase in allocated compensation expenses from Cohanzick due to the relative increase in AUM period over period for the CBA funds. Compensation expense can fluctuate period over period as management evaluates investment performance, individual performance, Company performance, and other factors.

Other general and administrative expenses decreased by $74,842 for the three-month period ended September 30, 2022 compared to the three-month period ended September 30, 2021. This decrease was substantially due to costs associated with marketing two new mutual funds that were launched in 2021 as well as costs associated with the ETF that was launched in September 2021.

CBA expects that its net margin will fluctuate from period to period based on various factors, including: revenues, investment results, and the development of investment strategies, products, and/or channels.

Assets Under Management

CBA derives its revenue from its investment advisory fees. Investment advisory fees paid to CBA are based on the value of the investment portfolios it manages and fluctuate with changes in the total value of its assets under management AUM.

With respect to both Destinations Low Duration Fixed Income Fund and Destinations Global Fixed Income Opportunities Fund (collectively, the “Destination Funds”), CBA serves as one sub-adviser as part of a manager of managers strategy. As one of many sub-advisers, CBA does not select the benchmarks, and does not have a license to use, the benchmark performance information for the Destination Funds. CBA believes that the benchmark performance information is not material in this context because CBA’s advisory services with respect to the Destination Funds involves only a portion of the assets while the benchmarks are selected as an appropriate comparison based on the entire portfolio across all of the relevant sub-advisers.

CBA’s revenues are highly dependent on both the value and composition of AUM. The following is a summary of CBA’s AUM by product and investment strategy, as of September 30, 2022 and September 30, 2021:

Assets Under Management by Product	September 30, 2022	September 30, 2021	% Change
(in millions, except percentages)
Advised funds	697	385	81.0%
Sub-advised funds	779	831	(6.3%)
Total AUM	1,476	1,216	21.4%

Assets Under Management by Investment Strategy	September 30, 2022	September 30, 2021	% Change
(in millions, except percentages)
Ultra-Short Duration	68	37	83.8%
Low Duration	1,060	774	37.0%
Responsible Investing	21	17	23.5%
Strategic Income	327	388	(15.7%)
Total AUM	1,476	1,216	21.4%

CrossingBridge Low Duration High Yield Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
3Q 2021	208,391,848	151,985,791	(41,361,958)	5,993,525	325,009,206
4Q 2021	325,009,206	116,793,140	(48,158,802)	2,003,010	395,646,554
1Q 2022	395,646,554	246,380,999	(52,333,341)	761,371	590,455,583
2Q 2022	590,455,583	81,578,448	(113,049,267)	(7,650,146)	551,334,618
3Q 2022	551,334,618	64,761,170	(72,441,879)	1,154,842	551,334,618

CrossingBridge Ultra-Short Duration Fund (in dollars)

Inception Date - June 30, 2021	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
3Q 2021	-	36,952,935	(11)	29,594	36,982,518
4Q 2021	36,982,518	22,647,523	(649,626)	74,398	59,054,813
1Q 2022	59,054,814	6,390,858	(2,836,014)	1,793	62,611,451
2Q 2022	62,611,451	6,911,112	(6,545,551)	125,669	63,102,681
3Q 2022	63,102,681	9,219,316	(4,567,382)	462,466	68,217,081

CrossingBridge Responsible Credit Fund (in dollars)

Inception Date - June 30, 2021	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
3Q 2021	-	17,104,851	(298,030)	122,216	16,929,037
4Q 2021	16,929,037	744,812	(1,364,539)	101,418	16,410,728
1Q 2022	16,410,728	1,279,115	(798,198)	(46,898)	16,844,747
2Q 2022	16,844,747	622,284	(854,348)	(269,160)	16,343,523
3Q 2022	16,343,523	6,301,617	(1,749,280)	266,748	21,162,608

CrossingBridge Pre-Merger SPAC ETF (in dollars)

Inception Date - September 20, 2021	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
3Q 2021	-	5,803,772	-	(1,989)	5,801,783
4Q 2021	5,801,783	37,690,217	(807,972)	319,711	43,003,739
1Q 2022	43,003,739	11,051,749	-	54,845	54,110,333
2Q 2022	54,110,333	8,806,469	(1,436,663)	(119,608)	61,360,531
3Q 2022	61,360,531	9,217,570	(7,642,075)	375,499	63,311,525

Destinations Low Duration Fixed Income Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
3Q 2021	400,514,823	30,000,000	-	12,327,273	442,842,096
4Q 2021	442,842,096	16,000,000	-	4,078,846	462,920,942
1Q 2022	462,920,942	-	-	1,243,070	464,164,012
2Q 2022	464,164,012	-	-	(6,746,187)	457,417,825
3Q 2022	457,417,825	-	(5,000,000)	(815,114)	451,602,711

Destinations Global Fixed Income Opportunities Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
3Q 2021	382,218,080	-	-	5,908,735	388,126,815
4Q 2021	388,126,815	-	(5,000,000)	8,515,628	391,642,443
1Q 2022	391,642,443	-	(41,000,000)	7,203,378	357,845,821
2Q 2022	357,845,821	-	(4,000,000)	(15,473,946)	338,371,875
3Q 2022	338,371,875	-	(8,000,000)	(3,429,003)	326,942,872

Total AUM of the mutual funds increased by $260.4 million from September 30, 2021 compared to September 30, 2022. This net AUM increase consisted of $268.2 million of net inflows and $7.8 million of net losses and capital losses which were retained within the funds. The AUM for all of CBA’s strategies increased during the period with the exception of the strategic income strategy.

Performance

Although performance is a key metric to measure an advisor’s success, there are other metrics that CBA believes are more meaningful to its investors, including downside protection during difficult environments, sensitivity to rising interest rates, upside/downside capture, and the risk-adjusted return. Although CBA does not manage to benchmarks, CBA does provide benchmarks to investors as a frame of reference, which are set forth below:

	3Q 2021	4Q 2021	1Q 2022	2Q 2022	3Q 2022
CrossingBridge Low Duration High Yield Fund	2.02%	0.55%	0.18%	(1.32%)	0.21%
ICE BofA 0-3 Year US HY Index ex Financials	0.85%	0.05%	(1.49%)	(3.93%)	1.02%
ICE BofA 1-3 Year Corporate Bond Index	0.18%	(0.55%)	(3.16%)	(1.01%)	(1.29%)
ICE BofA 0-3 Year US Treasury Index	0.05%	(0.38%)	(1.69%)	(0.37%)	(0.99%)

CrossingBridge Ultra-Short Duration Fund	0.07%	0.18%	0.00%	0.22%	0.72%
ICE BofA 0-3 Year US Treasury Index	0.05%	(0.38%)	(1.69%)	(0.37%)	(0.99%)

CrossingBridge Responsible Credit Fund	0.57%	0.62%	(0.29%)	(1.62%)	1.77%
Bloomberg Barclays US Aggregate Bond Index	0.05%	0.01%	(5.93%)	(4.69%)	(4.75%)
ICE BofA US High Yield Index	0.94%	0.66%	(4.51%)	(9.97%)	(0.68%)

CrossingBridge Pre-Merger SPAC ETF (Price)	0.20%	2.30%	0.10%	(0.15%)	0.44%
CrossingBridge Pre-Merger SPAC ETF (NAV)	0.03%	2.36%	0.09%	(0.21%)	0.60%
ICE BofA 0-3 Year US Treasury Index	(0.06%)	(0.38%)	(1.69%)	(0.37%)	(0.99%)

Willow Oak Operations

Beginning on August 12, 2022, the start of the post-Merger period, the Company operates its Willow Oak operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC, Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC, and Willow Oak Asset Management Fund Management Services, LLC. Willow Oak generates its revenue through various fee share agreements with private investment firms and partnerships in exchange for providing its fund management services. Willow Oak does not manage, direct, or invest any capital itself, but rather earns fee shares based on the AUM and periodic performance of the investment firms and partnerships with which it partners. Fee shares earned on AUM, management fee shares, and fund management services revenue are recognized and recorded on a monthly or quarterly basis in alignment with the underlying terms of each investment partnership. Fee shares earned on performance are recognized and recorded only when the underlying investment partnership’s performance crystalizes, which is typically on an annual, calendar-year basis. As performance fee shares are based on investments returns, these fee shares have the potential to be highly variable.

During the post-Merger period from August 12, 2022 through September 30, 2022, the Willow Oak operations segment generated $21,975 of revenue. Operating expenses totaled $54,547 and other expenses were $1,262. The net loss for the post-Merger period from August 12, 2022 through September 30, 2022 totaled $33,834.

The tables below provide a summary of Willow Oak revenue amounts included on the condensed consolidated statements of operations for the post-Merger period from August 12, 2022 through September 30, 2022.

	Three-Month Period Ended September 30	Nine-Month Period Ended September 30
Willow Oak Operations Revenue	2022	2022

Management fee revenue	$8,206	$8,206
Fund management services revenue	13,768	13,768
Performance fee revenue	-	-
Total revenue	$21,975	$21,975

No comparable activity is available or included for the Willow Oak operations segment for periods presented prior to August 11, 2022. See Note 4 for more information.

Internet Operations

Revenue attributed to the internet operations segment during the post-Merger period from August 12, 2022 through September 30, 2022 totaled $111,659 and cost of revenue totaled $33,564. Operating expenses for the segment totaled $32,011 for the post-Merger period from August 12, 2022 through September 30, 2022 and other expenses totaled $691. Total net income for the internet operations segment was $45,393 for the post-Merger period from August 12, 2022 through September 30, 2022.

As of September 30, 2022, the internet operations segment has a total of 6,185 customer accounts across the U.S. and Canada. As of September 30, 2022, approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. During the post-Merger period from August 12, 2022 through September 30, 2022, approximately 48% of our revenue was driven by internet access services, with the remaining 52% being earned though web hosting, email, and other web-based storage services.

Revenue generated by our U.S. customers totaled $106,736, and revenue generated by our Canadian customers totaled $4,923 during the post-Merger period from August 12, 2022 through September 30, 2022.

No comparable activity is available or included for the internet operations segment for periods presented prior to August 11, 2022. See Note 4 for more information.

Other Operations

During the post-Merger period from August 12, 2022 through September 30, 2022, the Company’s other operations segment did not produce any revenue or cost of sales. Operating expenses totaled $1,705,512, and other income totaled $922,595. Corporate operating expenses accounted for the full $1,705,512 of reported operating expenses for our other operations segment. Included in corporate operating expenses reported for the period are $881,755 of non-cash stock compensation expenses incurred in conjunction with the Business Combination. These expenses were associated with the issuance of Class A common stock and the W-2 Warrant. During the post-Merger period from August 12, 2022 through September 30, 2022, the other operations segment also reported transaction expenses incurred as part of the Business Combination totaling $470,329. These transaction expenses were offset by $522,000 of other income reported as part of the Company’s periodic revaluation of its liability associated with the Class W-1 Warrant and redeemable Class B common stock. This resulted in a net loss of $782,917 for the other operations segment for the post-Merger period from August 12, 2022 through September 30, 2022.

During the three-month period ended September 30, 2022, the Company reported $400,283 of income tax benefit. As noted above, due to CBA’s disregarded status for periods prior to the Closing Date, no comparable income tax expenses existed for the three-month period ended September 30, 2021.

No comparable activity is available or included for the other operations segment for periods presented prior to August 11, 2022. See Note 4 for more information.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2022, the Company carried out its business strategy in four operating segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations. As a result of the Merger that occurred on August 11, 2022 and the determination that the Merger would be accounted for as a reverse business combination, activity presented for the current nine-month period ended September 30, 2022, includes CrossingBridge financial activity for the full nine-month period and Enterprise Diversified, Inc. activity as of the closing of the Merger on August 11, 2022 through September 30, 2022.

Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We intend to only invest cash in a segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments nor the Company’s historical operations.

The Company’s current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, and accounts receivable. The Company’s main source of liquidity is cash flows from operating activities, which are primarily generated from investment advisory fees generated through CrossingBridge operations. Cash and cash equivalents, investments in securities, and accounts receivable represented approximately $11.7 million, $5.7 million and $0.7 million of total assets as of September 30, 2022, respectively, and approximately $1.3 million, $2.3 million and $0.5 million of total assets as of December 31, 2021, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities will be sufficient to meet its current and future operating needs for at least the next 12 months.

In line with the Company’s objectives, it anticipates that its main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies through its CrossingBridge operations segment. The Company’s management regularly reviews various factors to determine whether it has capital in excess of that required for its business, and the appropriate uses of any such excess capital.

The aging of accounts receivable as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021

Current	$722,157	$511,248
30 - 60 days	4,266	-
60+ days	418	-
Total	$726,841	$511,248

We have no material capital expenditure requirements.

Cash Flow Analysis

Cash Flows from Operating Activities

The Company reported $2,496,503 of net cash provided by operating activities for the nine-month period ended September 30, 2022. Increases in accrued compensation expenses and expenses related to the issuance of the W-2 Warrant and additional share purchases represented significant adjusting items to cash flows generated through operations.

Cash Flows from Investing Activities

The Company reported $11,967,639 of net cash provided by investing activities for the nine-month period ended September 30, 2022. The majority of this inflow was related to the consolidation of Enterprise Diversified’s assets and liabilities pursuant to the Business Combination.

Cash Flows from Financing Activities

The Company reported $4,051,247 of net cash flows used in financing activities for the nine-month period ended September 30, 2022. Prior to the Closing Date, the Company repaid the balance of its due to affiliate amount and made distributions to CrossingBridge’s historical sole member. These outflows were offset by the issuance of Class A common stock pursuant to the Business Combination.

Summary Discussion of Critical Accounting Estimates

The financial statements were prepared in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our condensed consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our condensed consolidated carve-out statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates.

The SEC defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In Note 2 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.

Fair-Value of Long-Term Assets

Goodwill

The Company tests its goodwill annually as of December 31, or more often if events and circumstances indicate that those assets might not be recoverable. Impairment testing of goodwill is required at the reporting-unit level (operating segment or one level below operating segment). The impairment test involves calculating the impairment of goodwill based solely on the excess of the carrying value of the reporting unit over the fair value of the reporting unit. Prior to performing the impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment to determine whether a detailed quantitative analysis is required. This qualitative assessment and the ongoing evaluation of events and circumstances represent critical accounting estimates. Management considers a variety of factors when making these estimates, which include, but are not limited to, internal changes in the segment’s operations, external changes that affect the segment’s industry, and overall financial condition of the segment and Company.

Management did not identify any events or circumstances during the period ended September 30, 2022 that would indicate potential goodwill impairment, nor did management’s qualitative assessment performed on December 31 indicate a potential goodwill impairment. Total goodwill reported on the condensed consolidated balance sheets was $1,677,425 as of the period ended September 30, 2022.

Long-Term Investments

When investment inputs or publicly available information are limited or unavailable, management estimates the value of certain long-term investment using the limited information it has available, which can include the Company’s cost basis. This process, which was used to measure the value of the Company’s investment in the private company made through eBuild Ventures, LLC, represents a critical accounting estimate. Management utilizes the available inputs to perform an initial valuation estimate and subsequently updates that valuation when additional inputs become available.

Management did not identify any events or circumstances during the period ended September 30, 2022 that would indicate potential impairment of the Company’s investment in the private company. This investment is reported on the condensed consolidated balance sheet for $450,000 as of the period ended September 30, 2022.

Other Intangible Assets

When management determines that material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. These initial appraisals, as well as the subsequent evaluation of events and circumstances that may indicate impairment, represent critical accounting estimates.

Management did not identify any events or circumstances during the three-month period ended September 30, 2022 that would indicate potential impairment of the Company’s customer lists, trade names, or domain names. The total value of the Company’s customer lists, trade names, and domain names, net of amortization, reported under long-term assets on the condensed consolidated balance sheet is $1,300,444 as of the period ended September 30, 2022.

Deferred Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the condensed consolidated financial statements. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management’s analysis of the amount of deferred tax assets that will ultimately be realized represents a critical accounting estimate.

As of the period ended September 30, 2022, the Company recognized a net deferred tax asset of $400,283. In an effort to remain conservative and limit the potential financial impact of management’s estimate, the Company has provided a full valuation allowance against certain historical net deferred tax assets as of the period ended September 30, 2022. This results in no value being attributed to these historical deferred tax assets on the accompanying condensed consolidated balance sheet as of the period ended September 30, 2022.

Contingencies, Commitments, and Litigation

Liabilities are recognized when management determines that contingencies, commitments, and/or litigation represent events that are more likely than not to result in a measurable obligation to the Company. Management’s analysis of these events represents a critical accounting estimate.

W-1 Warrant and Class B Common Shares

Pursuant to the Merger Agreement, during the three-month period ended September 30, 2022, the Company issued a Class W-1 Warrant to purchase 1,800,000 of the Company’s Class A common stock. The liability associated with the issuance of the such warrant, and the embedded shares of Class B common stock, is based on an independent third-party valuation, which includes a Black-Scholes pricing model. As of the period ended September 30, 2022, the long-term liability reported on the Company’s condensed consolidated balance sheet for the W-1 Warrant and shares of Class B common stock totals $954,000. See Note 5 for more information.

Accrued Compensation

The balance reported as accrued compensation expense as of the period ended September 30, 2022 is primarily attributed to management’s allocation of estimated pro rata bonus amounts to be paid to employees for services performed during the current period. Bonuses are subjective and are based on numerous factors including, but not limited to, individual performance, the underlying funds’ performance, and profitability of the firm, as well as the consideration of future outlook. Accrued bonus amounts can fluctuate due to a future perceived change in any one or more of these factors. Additionally, differences between historical, current, and future personnel allocations could significantly impact the comparability of bonus expenses period over period.

As of the period ended September 30, 2022, the Company reported $1,239,929 of accrued compensation expenses on its condensed consolidated balance sheet.

Discussion Regarding COVID-19 Potential Impacts

Due to the continuing uncertainty surrounding the COVID-19 pandemic, management has continued to regularly monitor and assess all Company operations for potential impacts of the COVID-19 pandemic. As of the quarterly period ended September 30, 2022, the Company has not been required to make significant operational changes as a result of the pandemic. Management does not anticipate additional challenges in meeting existing obligations, nor do we expect significant customer or vendor interruptions. However, the extent to which the continuing COVID-19 pandemic ultimately may impact our business, financial condition, liquidity, and results of operations likely will continue to depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the continuing pandemic, the direct and indirect impact of the continuing pandemic on our employees, customers, and service providers, as well as the U.S. economy and the actions taken by governmental authorities and other third parties in response to the continuing pandemic.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

Material Weaknesses in Internal Controls

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

As a result of our evaluations, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2022:

Segregation of Duties: The Company has a lack of segregation of duties. Specifically -

●	There is not a formal review of all adjusting journal entries;

●	Revenues for the internet operations segment are processed by a single individual;

●	There is not a formal procedure for the review and assignment of access rights within certain software systems; and

●

The individual with responsibility for reviewing journal entries, reviewing bank and credit card payments, and other reconciliations also has a wide range of access within the Company’s systems and is an authorized signor on bank accounts.

Financial Close and Reporting: The Company does not have effective internal controls over all parts of the financial close and reporting process in that one individual is responsible for reconciling significant accounts, preparing the most significant journal entries, evaluating complex transactions and reporting requirements, and also is responsible for the financial statement close, consolidation, and reporting process.

During the quarterly period ended September 30, 2022, the Company, as a result of the closing of the Merger, was afforded additional personnel resources that can now be integrated into its internal control processes. The Company is actively working to restructure its historical internal controls over financial reporting to leverage these resources accordingly. The Company continues to make efforts to reinforce its internal control environment by utilizing an external accounting firm during its financial closing process, engaging third-party consultants to review the accounting and related disclosures for transactions that management and the board of directors determine to be particularly complex, and maintaining strict document retention policies and procedures that allow for full visibility of all financial statements and schedules by all Company managers and officers.

In response to the identified material weaknesses, the Company is internally developing a phased approach that is intended to increase the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In the first phase, the Company expects to work with a third-party professional consultant to prepare formal documentation for its internal controls over financial reporting, which may include: an entity level controls assessment, an IT general controls assessment, and process area flowcharts where necessary. In the second phase, the Company expects to use its control documentation to identify ineffectively designed and/or control gaps and work to remediate them. Finally, in phase three, the Company expects to design a systematic monitoring plan to sufficiently test its new key controls over the course of future reporting periods. The Company aims to complete this project before the end of the next fiscal year on December 31, 2023. Notwithstanding the foregoing, there is no guarantee the Company will be successful in completing this multi-phased approach.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of its most recent evaluation of its internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See “Litigation & Legal Proceedings” in Note 8 to the accompanying unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
2.1	Amendment No. 2 to the Merger Agreement, dated July 13, 2022, by and among the Company, Enterprise Diversified, Inc., Zelda Merger Sub 1, Inc. and Zelda Merger Sub 2, LLC, CrossingBridge Advisors LLC and Cohanzick Management LLC (incorporated by reference to Enterprise Diversified, Inc.’s Form 8-K filed with the SEC on July 15, 2022)
2.2	Amended and Restated Certificate of Incorporation of ENDI Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
2.3	Amended and Restated Bylaws of ENDI Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.1	Voting Agreement dated August 11, 2022 by and among the Company, Cohanzick Management, LLC, Steven Kiel and Arquitos Capital Offshore Master, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.2	Stockholder Agreement dated August 11, 2022 by and between the Company and Cohanzick Management, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.3	Registration Rights Agreement dated August 11, 2022 by and among Cohanzick Management, LLC and certain holders of the Company’s Securities (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.4	Class W-1 Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.5	Class W-2 Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.6	Services Agreement dated August 11, 2022 by and between the CrossingBridge Advisors, LLC and Cohanzick Management, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.7+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.8+	Amended and Restated Employment Agreement by and between CrossingBridge Advisors, LLC and David Sherman dated June 3, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.9	Form of Securities Purchase Agreement dated August 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2022)
10.10	Amendment to Registration Rights Agreement dated as of August 31, 2022 by and among the Company, Cohanzick Management, LLC and the parties listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2022)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101*

Pursuant to Rule 405 of Regulation S-T, the following materials from ENDI Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021; and (v) Notes to Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL

+ Indicates a management contract or any compensatory plan, contract or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDI Corp.

Date: November 14, 2022	/s/ David Sherman
David Sherman
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)