Form 10-K
period 2022-12-31
ENDI Corp.
filed 2023-03-30
CIK 1908984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $0.

The number of shares outstanding of the registrant’s Class A Common Stock, $0.0001 par value, as of March 22, 2023 is 5,468,133 and the number of shares outstanding of the registrant’s Class B Common Stock, $0.0001 par value, as of March 22, 2023 is 1,800,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “2023 Proxy Statement”) relating to its 2023 annual meeting of stockholders (the “2023 Annual Meeting”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan,” “project,” and similar expressions and variations thereof identify such forward-looking statements which speak only as of the dates on which they were made. The forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including, but not limited to, changes in economic and market conditions, lack of acceptance of our products, maintenance of strategic alliances, and other factors discussed in our filings with the Securities and Exchange Commission (the “SEC”).

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

This Annual Report on Form 10-K may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

INTRODUCTORY NOTE

ENDI Corp. (“ENDI”) was incorporated in Delaware on December 23, 2021. On August 11, 2022 (the “Closing Date”), the Company (as defined herein) completed its mergers (the “Mergers”) pursuant to that certain Agreement and Plan of Merger dated December 29, 2021 (as amended, the “Merger Agreement”) by and among ENDI, Enterprise Diversified, Inc. (“Enterprise Diversified”), Zelda Merger Sub 1, Inc., Zelda Merger Sub 2, LLC, CrossingBridge Advisors, LLC (“CrossingBridge” or “CBA”) and Cohanzick Management, LLC (“Cohanzick”). As a result of the Mergers, Enterprise Diversified and CrossingBridge merged with wholly owned subsidiaries of ENDI and now operate as wholly owned subsidiaries of the Company. The Company is the successor registrant to Enterprise Diversified’s SEC registration effective as of the Closing Date of the Mergers.

The reporting period covered by this Annual Report on Form 10-K for the year ended December 31, 2022 reflects the standalone business of CrossingBridge prior to the Closing Date of the Mergers and reflects the consolidated business of the Company, including CrossingBridge and Enterprise Diversified for the post-Merger period from August 12, 2022 through December 31, 2022.

On the Closing Date, Enterprise Diversified and CrossingBridge became wholly owned subsidiaries of ENDI as a result of the Mergers (collectively with the other transactions described in the Merger Agreement, the “Business Combination”). The Business Combination is accounted for as a reverse merger business combination using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, with CrossingBridge representing the accounting acquiror. Following Financial Accounting Standards Board guidance related to the accounting for reverse acquisitions, CrossingBridge’s historical carve-out financial statements replaced the Company’s (as the successor registrant to Enterprise Diversified) historical financial statements. Accordingly, the capital structure, and per share amounts presented in CrossingBridge’s historical carve-out financial statements for the periods prior to the Closing Date have been recast to reflect the capital activity in accordance with the Merger Agreement. CrossingBridge’s historical carve-out financial statements as of and for the year ended December 31, 2021, reflecting the recasting, are included as part of the consolidated financial statements presented in this Annual Report on Form 10-K.

The CrossingBridge carve-out for activity prior to the Closing Date, including the period from January 1, 2022 to August 11, 2022 and the year ended December 31, 2021, is part of the Cohanzick financial statements. Prior to the Closing Date of the Mergers, CrossingBridge was a wholly owned subsidiary of Cohanzick. The historical carve-out financial statements of CrossingBridge reflect the assets, liabilities, revenue, and expenses directly attributable to CrossingBridge, as well as allocations deemed reasonable by management, to present the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CrossingBridge on a stand-alone basis and do not necessarily reflect the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CrossingBridge in the future or what they would have been had CrossingBridge been a separate, stand-alone entity during the periods presented that include activity prior to the Closing Date.

Unless the context otherwise requires, and when used in this Annual Report on Form 10-K, the “Company,” “ENDI,” “ENDI Corp.,” “we,” “our,” or “us” refers to ENDI Corp. individually, or as the context requires, collectively with its subsidiaries as of and after the Closing Date, and to CrossingBridge for the periods up to the Closing Date, due to the determination that CrossingBridge represents the accounting acquiror.

PART 1

ITEM 1.     BUSINESS

Overview

During the year ended December 31, 2022, ENDI Corp. operated through the following four reportable segments:

●	CrossingBridge Operations - this segment includes revenue and expenses derived from the Company’s investment advisory and sub-advisory services offered through various SEC registered mutual funds and an exchange-traded fund (“ETF”) through CrossingBridge Advisors, LLC;
●	Willow Oak Operations - this segment includes revenue and expenses derived from the Company’s various joint ventures, service offerings, and initiatives undertaken in the asset management industry through Willow Oak Asset Management, LLC and its subsidiaries;
●	Internet Operations - this segment includes revenue and expenses related to the Company’s sale of internet access, e-mail and hosting, storage, and other ancillary services through Sitestar.net, Inc.; and
●	Other Operations - this segment includes any revenue and expenses from the Company’s nonrecurring or one-time strategic funding or similar activity that is not considered to be one of the Company’s primary lines of business, and any revenue or expenses derived from the Company’s corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business. The Company’s primary focus is on generating cash flow so that the Company has the flexibility to pursue opportunities as they present themselves. The Company intends to only invest cash in a segment if the Company believes that the return on the invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to the Company and is not limited to the foregoing segments nor the Company’s historical operations.

Mergers

On the Closing Date, the Company completed the Mergers pursuant to the Merger Agreement. As a result of the Mergers, Enterprise Diversified and CrossingBridge merged with wholly owned subsidiaries of ENDI and now operate as wholly owned subsidiaries of the Company. See “Introductory Note” for additional information.

Voting Agreement

On the Closing Date, the Company entered into a voting agreement (the “Voting Agreement”) with Cohanzick and Steven Kiel and Arquitos Capital Offshore Master, Ltd., in their capacity as the voting party (the “Voting Party”), pursuant to which the Voting Party shall vote all of its securities of the Company entitled to vote in the election of the Company’s directors that such Voting Party or its affiliates own (collectively, the “Voting Shares”) to elect or maintain in office the directors designated by Cohanzick (the “Cohanzick Member Designees”). The Voting Agreement will terminate automatically on the earlier of the date that (i) the holders of the Company’s Class B Common Stock or Cohanzick’s right to designate the Cohanzick Member Designees is terminated or expires for any reason, (ii) Steven Kiel is no longer a member of the Company’s board of directors and (iii) the Voting Party and its affiliates cease to hold any Voting Shares. The Voting Agreement will also terminate automatically with respect to any Voting Shares no longer held by the Voting Party or its affiliates.

Stockholder Agreement

On the Closing Date, the Company entered into a stockholder agreement (the “Stockholder Agreement”) with Cohanzick pursuant to which, from and after the date that the holders of the Company’s Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), are no longer entitled to elect at least one director to the Company’s board of directors pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the following provisions apply: for so long as David Sherman, Cohanzick and any of their successors or assigns (collectively, the “Principal Stockholder”) and their Affiliates (as defined in the Stockholder Agreement) beneficially own at least 5% of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (collectively, the “Common Stock”), the Principal Stockholder has the right to designate a number of directors of the Company’s board of directors (rounded up to the nearest whole number) equal to the percentage of the Company’s Common Stock beneficially owned by the Principal Stockholder and its Affiliates at the time of such designation; provided, however, that for purposes of this designation right, the Principal Stockholder and its Affiliates shall have the right to designate not more than a majority of the members of the Company’s board of directors then in office; and, provided further, that so long as the Principal Stockholder and its Affiliates beneficially owns at least 5% of the Company’s total outstanding shares of Common Stock, it shall have the right to designate at least one director to the Company’s board of directors

Pursuant to the Stockholder Agreement, upon the exercise of any Class W-1 Warrant to purchase shares of the Company’s Class A Common Stock (“Class W-1 Warrant” or “W-1 Warrant”) by any Class W-1 Warrant holder, the Company shall redeem the number of shares of the Company’s Class B Common Stock (on a pro rata basis from the holders of Class B Common Stock) that are equal to the number of shares of the Company’s Class A Common Stock issued to the Class W-1 Warrant holder upon exercise of the Class W-1 Warrant (a “Mandatory Redemption”) at the Redemption Price (as defined herein). On the fifth anniversary of the Closing (as defined in the Stockholder Agreement), any shares of the Company’s Class B Common Stock held by the Principal Stockholder that remain outstanding shall be redeemed by the Company at the Redemption Price, which is $0.0001 per share of Class B Common Stock, subject to adjustment (the “Redemption Price”). The Stockholder Agreement will terminate automatically on the date that the Principal Stockholder holds less than 5% of the outstanding shares of the Company’s Common Stock.

Registration Rights Agreement

On the Closing Date, the Company entered into a registration rights agreement (as amended, the “RRA”) with Cohanzick and certain holders of the Company’s securities (the “Holders”) pursuant to which the Company shall prepare and file or cause to be prepared and filed with the Securities and Exchange Commission, on or before May 1, 2023, a registration statement under the Securities Act for an offering to be made on a continuous basis, pursuant to Rule 415 of the Securities Act or any successor thereto, registering certain securities as set forth in the RRA.

Services Agreement

On the Closing Date, CrossingBridge entered into a Services Agreement (the “Services Agreement”) with Cohanzick pursuant to which CrossingBridge will make available to Cohanzick certain of its employees to provide investment advisory, portfolio management and other services to Cohanzick and, through Cohanzick, to Cohanzick’s clients. Any such individuals will be subject to the oversight and control of Cohanzick, and any services so provided to Cohanzick or a client of Cohanzick will be provided by such CrossingBridge employees in the capacity of a supervised person of Cohanzick. Cohanzick additionally may use the systems of CrossingBridge or its affiliates for its daily operations; provided that appropriate policies, procedures and other safeguards are established to assure that (a) the books and records of each of CrossingBridge and Cohanzick are created and maintained in a manner so as to be clearly separate and distinct from those of the other person and the clients of such person, and (b) confidential client and/or other material non-public information relating to the investment advisory activities of CrossingBridge or Cohanzick, as applicable, or other proprietary information regarding either such person or its clients, is safeguarded and maintained for the benefit of such person. As consideration for its services, Cohanzick will pay CrossingBridge a quarterly fee equal to 0.05% per annum of the monthly weighted average assets under management during such quarter with respect to all clients for which the Cohanzick has full investment discretion. Cohanzick and CrossingBridge will also split the payment of certain costs of other systems which use is shared between the Cohanzick and CrossingBridge. The term of the agreement is one year from the Closing Date.

Products and Services

CrossingBridge Operations

CrossingBridge Advisors, LLC (“CBA”) was formed as a limited liability company on December 23, 2016, under the laws of the State of Delaware. CBA derives its revenue and net income from investment advisory services. CBA is a registered investment adviser (“RIA”) under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and it provides investment advisory services to investment companies (including mutual funds and ETFs) registered under the Investment Company Act of 1940 Act, as amended (the “Investment Company Act”), both as an adviser and as a sub-adviser.

As of December 31, 2022, CBA serves as an advisor to its four proprietary products and sub-advisor to two additional products. As of December 31, 2022, the assets under management (“AUM”) for CBA, including advised and sub-advised funds, were in excess of $1.2 billion. The investment strategies for CBA include: ultra-short duration, low duration high yield, strategic credit, responsible credit, and special purpose acquisition companies (“SPACs”). These strategies primarily employ high yield and investment grade corporate debt, as well as credit opportunities in event-driven securities, post reorganization investments, and stressed and distressed debt. Details of CBA’s products are included below:

Product Name	Ticker Symbol	Inception Date	Advisory Role	AUM as of December 31, 2022 (in dollars)
CrossingBridge Low Duration High Yield Fund	CBLDX	January 31, 2018	Advisor	447,592,790
CrossingBridge Ultra-Short Duration Fund	CBUDX	June 30, 2021	Advisor	81,278,496
CrossingBridge Responsible Credit Fund	CBRDX	June 30, 2021	Advisor	23,085,296
CrossingBridge Pre-Merger SPAC ETF	SPC	September 20, 2021	Advisor	61,827,601
Destinations Low Duration Fixed Income Fund	DLDFX	March 20, 2017	Sub-advisor	319,247,378
Destinations Global Fixed Income Opportunities Fund	DGFFX	March 20, 2017	Sub-advisor	345,211,395

On November 18, 2022, CBA entered into a Purchase and Assignment and Assumption Agreement with RiverPark Advisors, LLC and Cohanzick pursuant to which RiverPark Advisors, LLC intends to sell to CBA certain assets and CBA intends to assume certain liabilities, including certain rights and responsibilities under the RiverPark Advisory Agreement (as defined herein) and the RiverPark Expense Limitation Agreement (as defined herein) relating to the provision of investment advisory services for the mutual fund known as RiverPark Strategic Income Fund, subject to certain terms and conditions set forth in such agreement. See “Business – RiverPark Advisors, LLC” for additional information. As of December 31, 2022, AUM of RiverPark Strategic Income Fund were approximately $239 million.

CBA’s investment strategies with associated advised and sub-advised mutual funds and the ETF are as follows:

Ultra-Short Duration Strategy
●	Primarily invest in investment grade fixed income securities with an ultra-short portfolio duration target of typically one year or less.
	○	CrossingBridge Ultra-Short Duration Fund is advised.

Low Duration Strategy
Low Duration High Yield
●	Primarily invest in below investment grade fixed income securities with a short portfolio duration target of three years or less.
	○	CrossingBridge Low Duration High Yield Fund is advised.
	○	Destinations Low Duration Fixed Income Fund is sub-advised.
Pre-Merger SPACs
●	Primarily invest in purchasing common stock and units of SPACs that are trading at or below their pro rata share of the collateral trust account with the intent of disposing the shares prior to a business combination.
●	Aims to capture the fixed income nature of pre-merger SPACs along with the potential equity upside that they present.
	○	CrossingBridge Pre-Merger SPAC ETF is advised.
	○	Other CrossingBridge investment strategies may employ pre-merger SPACs as part of their portfolios.

Strategic Income Strategy
●	A flexible investment and duration mandate without restrictions as to issuer credit quality, capitalization, or security maturity.
	○	Destinations Global Fixed Income Opportunities Fund is sub-advised.

Responsible Investing Strategy
●	Primarily invest in corporate debt of issuers that portray a mindfulness toward environment, social, and governance (“ESG”) practices. The strategy has a flexible investment and duration mandate without restrictions as to issuer credit quality, capitalization, or security maturity. Further, the strategy may have concentrated holdings.
●	CBA uses its “responsible investing criteria” (i.e., specific exclusionary and inclusionary criteria based on ESG standards) when making investment decisions for this strategy. To the extent an issuer’s business generates 10% or more of its revenues from certain businesses considered by CBA to be incompatible with its ESG criteria, then such business will be deemed “primarily engaged” in such business and excluded from the portfolio. CBA’s ESG criteria excludes issuers primarily engaged in weapons, tobacco, alcohol, gambling, pornography, and other related categories. After applying the initial exclusionary screen, CBA applies an inclusionary screen based on environmental objectives (such as reduction of carbon emissions), social objectives (such as treating all constituencies in a proper and ethical manner) and governance objectives (such as diversification of backgrounds, skills, and philosophy among an issuers board or executive officers). CBA utilizes a proprietary matrix to measure an issuer’s ESG engagement. CBA’s proprietary matrix sets a minimum threshold level that must be achieved for an issuer’s securities or other instruments to satisfy the fund’s responsible investing criteria. Ratings are based on positive and negative attributes, both of which can have an impact on the final score given to an issuer. CBA sources information relating to its responsible investing criteria from publicly-available resources such as financial filings, presentations, news articles, and management discussions. CBA monitors an issuer’s conformity to its responsible investing criteria and each holding is formally reviewed by CBA at least annually.
	○	CrossingBridge Responsible Credit Fund is advised.

Management believes that the greatest negative impact on portfolio returns is the failure of a large position to perform according to the original thesis, which results in loss of capital. We attempt to mitigate this risk through investment analysis, portfolio construction, and hedging of risks with respect to individual positions and/or the overall portfolio as we see fit. In most cases, our investment analysis begins with a fundamental understanding of an issuer’s business model and management objectives followed by an analysis of its capital structure. Depending on the nature of the investment, the analysis may continue with a more in-depth study of legal aspects, pending transactions, and processes that may impact the issuer. A good investment in a bad business is not a recipe for enduring success.

In the first half of 2022, given the strong demand for conservative, low duration strategies in the rising-interest rate environment, there was high demand for CBA products, and the funds collectively experienced net inflows of approximately $140 million of AUM. In the second half of 2022, with the federal reserve focused on raising interest rates to quell inflation, the CBA funds experienced disintermediation with collective net outflows of approximately $229 million of AUM. Consequently, comparing AUM at year end 2021 to AUM at year end 2022, CBA products collectively reported a net decrease of approximately $91 million of AUM.

All four of CBA’s proprietary advised products generated positive returns for investors in 2022.

CBA has seen interest in its funds continuing to grow in the RIA, bank/trust company, and family office segments of the market. CBA expects demand for the CrossingBridge Low Duration High Yield Fund to continue to increase as CBA has developed a strong track record of five years as of January 31, 2023. For the two newer mutual funds (CrossingBridge Ultra-Short Duration Fund and the CrossingBridge Responsible Credit Fund), although they do not have established track records as individual funds, CBA believes that the market environment paired with its long-standing reputation in the fixed income space will be helpful in continuing to raise assets for those funds. As for the CrossingBridge Pre-Merger SPAC ETF which was launched on September 20, 2021, we believe the fund remains a viable ultra-short, fixed income alternative; however, we believe the pre-merger SPAC market is set to face significant liquidations, which may reduce the size of the opportunity in the absence of an influx of new SPAC offerings.

During the year ended December 31, 2022, CBA’s contributions to the Destinations Low Duration Fixed Income Fund and the Destinations Global Fixed Income Opportunities Fund were accretive and CBA continues to serve as a core allocator within these funds.

CBA’s primary objective is to fulfill its fiduciary duty to its clients while its secondary objective is to grow its intrinsic value to achieve an adequate long-term return for our Company.

Willow Oak Operations

Beginning on August 12, 2022, the start of the post-Merger period (“Post-Merger”), the Company operates its Willow Oak operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

Willow Oak is an asset management platform focused on partnering with independent asset managers throughout various phases of their firm’s lifecycle to provide comprehensive operational services that support the growth of their businesses. Through minority ownership stakes and bespoke service based contracts, Willow Oak offers affiliated managers strategic consulting, operational support, and growth opportunities. Services to date include consulting, fund launching, investor relations and marketing, accounting and bookkeeping, compliance program monitoring, fund management, and business development support. The Company intends to actively expand its Willow Oak platform with additional offerings that enhance the value of the Willow Oak platform to independent managers across the investing community.

Willow Oak earns revenue through three main product channels: (i) revenue fee shares with investment firms; (ii) bespoke service-based contracts with investment firms; and (iii) consulting service agreements with private partnerships. The suite of services that Willow Oak offers investment firms includes business development and operations management, compliance monitoring, investor relations and marketing, accounting and bookkeeping, fund launching, and ongoing fund management. Consulting services offered directly to private partnerships include administrative coordination, compliance program monitoring and tax and audit liaison services.

Through its revenue fee share arrangements, Willow Oak and its affiliates earn commensurate shares of management and performance fees earned by three independently managed investment firms: Bonhoeffer Capital Management, LLC (“Bonhoeffer Capital”), Focused Compounding Capital Management, LLC (“Focused Compounding”) and SVN Capital, LLC (“SVN Capital”). Bonhoeffer Capital is the general partner of Bonhoeffer Fund, LP, a private investment partnership launched by Willow Oak in 2017. Focused Compounding is the general partner of Focused Compounding Fund, LP, a private investment firm co-launched by Willow Oak in 2020. SVN Capital is the general partner of SVN Fund, LP, a private investment partnership launched in 2020. In addition to managing private investment firms, Focused Compounding and SVN Capital also manage capital for clients through separately managed accounts, which also generates revenue fee shares for Willow Oak and its affiliates.

Willow Oak, through a bespoke service-based contract with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC, Arquitos Epicus, LP, and Arquitos Capital Offshore Master, Ltd. (collectively “Arquitos”), which are managed by our director, Steven Kiel, earned revenue for services provided to Arquitos including: strategic planning, investor relations, marketing, operations, compliance program monitoring and legal coordination, accounting and bookkeeping, annual audit and tax coordination, and liaison to third-party service providers. In exchange for these services, Steven Kiel, through Arquitos, was contracted to perform ongoing consulting services for the benefit of Willow Oak in the following areas: strategic development, marketing, networking, and fundraising. In addition to the foregoing exchange of services, Willow Oak also earned an annual performance revenue fee share through its contract with Arquitos. As of December 31, 2022, this service contract and revenue fee share have expired.

Through its consulting service agreements, Willow Oak and its affiliates earn a monthly fee from its private partnership clients, Bonhoeffer Fund, LP, Focused Compounding Fund, LP and SVN Fund, LP, for administrative, compliance and tax and audit liaison services provided to each partnership.

Internet Operations

Beginning Post-Merger, the Company operates its internet operations segment through Sitestar.net, its wholly owned subsidiary.

Sitestar.net is an internet service provider (“ISP”) that offers consumer and business-grade internet access, e-mail hosting and storage, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada. This segment markets and sells narrow-band (dial-up and integrated services digital network (“ISDN”)) and broadband services (Digital Subscriber Line (“DSL”), fiber-optic, and wireless), as well as web hosting and related services to consumers and businesses. Customers may also subscribe to web hosting plans to include email access and storage. Customer contracts through the internet operations segment can be structured as monthly or annual contracts. Under annual contracts, the subscriber pays a one-time annual fee and under monthly contracts, the subscriber is billed monthly. While Sitestar.net provides customer service support for account management and technical troubleshooting, Sitestar.net does not own or maintain the physical infrastructure (fiber-optic lines, cable lines, phone lines, or e-mail servers) through which its services are provided.

We may in the future be subject to U.S. and international laws and regulations applicable to access or commerce on the internet covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, and information security. As such, our business may be affected by the repeal, modification, or adoption of various laws and regulations that cover a wide range of issues at the international, federal, state, and local levels.

In addition, the Company owns a portfolio of domain names. Management endeavors to identify the market value for domain names owned by the Company in order to assess potential income opportunities. Management evaluates these domain names for third-party sales potential, as well as for other marketing opportunities that could generate new revenue from current customers who utilize the domain names.

The current focus of our internet operations segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available.

Other Operations

Beginning Post-Merger, the Company operates its other operations segment which includes nonrecurring or one-time strategic funding or similar activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the primary activities comprising other operations. Additional investment activity that is not specifically mentioned below is included in the accompanying consolidated financial statements.

eBuild Ventures, LLC

Pursuant to the Merger Agreement, the Company was transferred interests of eBuild Ventures, LLC (“eBuild”) on the Closing Date. eBuild acquires, or provides growth equity to, consumer product businesses in the digital or brick and mortar marketplaces. Through eBuild, the Company also operates SPACinformer.com (“SPACinformer”), an electronic newsletter service focusing primarily on the aggregation and distribution of publicly-available SPAC data, news, and analytics. On September 8, 2022, through eBuild, the Company made a capital contribution of $450,000, representing approximately a 10% ownership stake, in a start-up phase private company that operates in the consumer beverage product space.

Financing Arrangement - Triad Guaranty, Inc.

In August 2017, Enterprise Diversified entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. Triad Guaranty, Inc. exited bankruptcy in April 2018, and Enterprise Diversified was subsequently issued an amended and restated promissory note. Enterprise Diversified also holds shares of Triad Guaranty, Inc. common stock, which were received as consideration for certain amounts of accrued interest earned pursuant to the amended and restated promissory note. As of December 31, 2022, we attribute no value to the shares of Triad Guaranty, Inc. common stock held due to the stocks’ general lack of marketability.

Corporate Operations

Corporate operations include any revenue or expenses derived from the Company’s corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Also included under corporate operations is investment activity earned through the reinvestment of corporate cash. Corporate investments are typically short-term, highly liquid investments, including vehicles such as mutual funds, ETFs, commercial paper, and corporate and municipal bonds.

During the year ended December 31, 2022, through Enterprise Diversified under the other operations segment, the Company invested a total of $4,500,000 among three CrossingBridge mutual funds: the CrossingBridge Responsible Credit Fund, the CrossingBridge Ultra Short Duration Fund, and the CrossingBridge Low Duration High Yield Fund. The Company also routinely invests in the CrossingBridge Pre-Merger SPAC ETF as well, which as of December 31, 2022, totaled $300,025.

Competition

CrossingBridge Operations

The asset management industry is highly competitive, has relatively low barriers to entry, and includes a wide array of investment products and services. CBA competes with, among others, investment firms that have longer and more established track records, higher AUM, greater personnel resources, and a broader variety of investment products. We believe that direct competitors of CBA include Osterweis Capital Management, Shenkman Capital Management, Lord Abbett & Company, and Brandywine Asset Management. CBA strives to distinguish itself from its competitors through its investment performance, fees charged to clients and the quality, diversity, and innovation of the products it offers. CBA’s success relies on its ability to generate attractive and consistent investment returns, attract and retain key personnel, and develop innovative and diverse investment products.

Willow Oak Operations

Willow Oak faces two primary forms of competitors - specialized outsourced service providers and investment firms with internally built management teams.

We believe that competitors that offer a variety of outsourced operational roles and are specialized in their areas of service include Junonia Partners, which offers outsourced Chief Financial Officer and Controller solutions; Repool, which offers fund and RIA launch and on-going back office support; and Freedom Advisors, which offers operational outsourcing to RIAs. Investment firms are also able to compete with Willow Oak’s services by hiring a dedicated management and administrative staff to internally manage the operational needs of the firm. Internally built teams can provide high degrees of customization and capacity for investment firms.

Notwithstanding the foregoing, management is not aware of any direct competitors who offer the same level of hands-on and comprehensive operational support to independent asset managers throughout all phases of their business lifecycle as competing third-party service providers are more specialized in their services, focusing on a single area such as fund administration, compliance, marketing consulting, or outsourced Chief Financial Officer solutions as a standalone service. We believe that Willow Oak’s success relies on our ability to partner with a variety of investment firms, attract and retain key personnel, and provide a comprehensive and competitive service offering for investment firms.

Internet Operations

The internet service provider space is highly competitive and growth is often achieved through mergers and acquisitions or large-scale infrastructure expansion. Our internet operation segment’s primary competitors include regional and national cable and telecommunications companies that have substantially greater market presence, brand-name recognition, and financial resources compared to Sitestar.net. Secondary competitors include local and regional ISPs that serve rural localities that larger providers have not yet expanded to.

The residential broadband internet access market is dominated by cable and telecommunications companies. These companies offer internet connectivity through the use of cable modems, DSL programs, and fiber-optic lines. These competitors have extensive scaling ability, pricing power, and significantly more resources than Sitestar.net, as they typically own or maintain at least a portion of the physical infrastructure that provides the internet access services. In addition, such competitors often offer incentives for customers to purchase internet access by offering discounts for bundled service offerings (i.e., phone, television, and internet) that are not readily available through Sitestar.net. As we are a reseller of our broadband services, including DSL and fiber services, our profit margin is heavily influenced by these competitive forces. A large portion of Sitestar.net’s customer base for its internet access services are located in rural areas with relatively fewer options for ISPs, as the infrastructure required for larger providers to service these areas is either outdated, has not yet been established, or is not economical to establish.

The e-mail and web hosting markets operate in a similar environment. A handful of large national or global technology companies offer inexpensive, if not free, suites of hosting services.

We believe Sitestar.net’s success relies on our ability to provide reliable and competitive services, attract and retain key personnel, and maintain our customer base.

RiverPark Advisors, LLC

On November 18, 2022, CBA, whose President is David Sherman, our Chief Executive Officer and director, entered into a Purchase and Assignment and Assumption Agreement, as amended on December 28, 2022 (as amended, the “RiverPark Agreement”), with RiverPark Advisors, LLC (“RiverPark”) and Cohanzick, a RIA established by David Sherman, pursuant to which RiverPark intends to sell to CBA certain assets and CBA intends to assume certain liabilities, including certain rights and responsibilities under the RiverPark Advisory Agreement (as defined herein) and the RiverPark Expense Limitation Agreement (as defined herein) relating to the provision of investment advisory services for the mutual fund known as RiverPark Strategic Income Fund (the “RiverPark Fund”), subject to certain terms and conditions set forth in the RiverPark Agreement.

Pursuant to the RiverPark Agreement, there is no consideration to be paid upon Closing (as defined in the RiverPark Agreement); however, if the Closing occurs, CBA shall pay an amount approximately equal to 50% of the RiverPark Fund’s management fees (as set forth in the RiverPark Fund’s prospectus) to RiverPark (the RiverPark Fund’s current adviser) and Cohanzick (the RiverPark Fund’s current sub-adviser) for a period of three years after Closing, and pay an amount approximately equal to 20% of the RiverPark Fund’s management fees in the fourth and fifth years after Closing as set forth in the RiverPark Agreement. Notwithstanding the foregoing, certain of the amounts payable based on the RiverPark Fund’s management fees pursuant to the RiverPark Agreement during the first three years after the Closing shall be capped such that they are less than $1.3 million in the aggregate.

Pursuant to the RiverPark Agreement, CBA will endeavor to procure the approval (the “RiverPark Stockholder Approval”) by the board of trustees of the RiverPark Fund and by a vote of a majority of the outstanding voting securities of RiverPark Fund for CBA to assume (i) the advisory services role under that certain Amended and Restated Investment Advisory Agreement (the “RiverPark Advisory Agreement”) dated February 14, 2012 by and between RiverPark and RiverPark Funds Trust (“RiverPark Trust”) pursuant to which RiverPark provides investment advisory services to the RiverPark Fund or under an equivalent agreement with a successor to the Fund and (ii) the Operating Expense Limitation Agreement (“RiverPark Expense Limitation Agreement”) dated as of July 1, 2019 by and between RiverPark and RiverPark Trust or pursuant to an equivalent agreement with a successor to the RiverPark Fund. Furthermore, pursuant to the terms of the RiverPark Agreement, if a Closing occurs, the parties to the RiverPark Advisory Agreement and that certain Sub-Advisory Agreement dated as of August 1, 2012 by and among RiverPark, Cohanzick and the RiverPark Trust, on behalf of the RiverPark Fund, have agreed to terminate such agreements upon such Closing, and to make CBA a party to the RiverPark Expense Limitation Agreement or an equivalent agreement with a successor to the RiverPark Fund. Pursuant to the RiverPark Agreement, if the Closing does not occur prior to May 15, 2023, as such date may be extended by CBA for up to an additional 30 days (the “RiverPark Termination Date”), the RiverPark Agreement shall terminate, unless otherwise mutually agreed upon by the parties.

The RiverPark Agreement contains customary representations, warranties and agreements by the parties thereto and customary conditions to closing, including receipt of the RiverPark Stockholder Approval.

In connection with the RiverPark Agreement, Cohanzick and CBA intend to enter into an agreement which shall prohibit Cohanzick from competing with a substantially similar strategic income strategy as an adviser or sub- adviser to a fund registered under the Investment Company Act or any Undertakings for the Collective Investment in Transferable Securities products.

Intellectual Property

Our success depends in part on our ability to obtain and maintain intellectual property rights. To protect our intellectual property and proprietary rights we rely on a combination of trademarks as well as contractual restrictions on disclosure of confidential information with employees, consultants and other third parties. However, we cannot guarantee that such agreements and trademarks will provide us with sufficient protection or that we have entered into agreements restricting the disclosure of confidential information the with each party that has or may have had access to our confidential information.

As of March 22, 2023, CrossingBridge owns trademark registrations with the U.S. Patent & Trademark Office (“USPTO”) of CROSSINGBRIDGE and the CrossingBridge logo. In addition, the Company has filed applications to register ENDI and the ENDI logo with the USPTO, which applications are currently awaiting examination.

In addition, we reserve and register domain names when and where we deem appropriate. As of March 22, 2023, we owned 242 registered domain names.

Our success will depend on our ability to obtain, maintain, enforce and protect our intellectual property and proprietary rights and operate our business without infringing, misappropriating or otherwise violating any intellectual property or proprietary rights of third parties. However, there can be no assurance that our efforts will be successful. Even if our efforts are successful, we may incur significant costs in defending our intellectual property and proprietary rights or combating allegations by third parties. From time to time, we may be subject to legal proceedings or claims, or threatened legal proceedings or claims, including allegations of infringement, misappropriation or other violations of third-party intellectual property or proprietary rights.

Government Regulations

Asset management is a highly regulated business subject to numerous legal and regulatory requirements. These regulations are intended to protect customers whose assets are under management and, as such, may limit our ability to develop, expand or carry out our asset management business in the intended manner. In particular, CBA is required to act in the best interest of its clients. In addition, regulators have substantial discretion in determining what is in the best interest of a client and have increased their scrutiny of potential conflicts as well as the disclosure of such conflicts to an asset manager’s clients. Appropriately dealing with conflicts of interest is complex and if we fail, or appear to fail, to deal appropriately with any of these conflicts of interest, we may face reputational damage, litigation, regulatory proceedings, or penalties, fines or sanctions, any of which may have a material and negative impact on our asset management business.

It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients’ businesses. CBA is registered as an “investment adviser” with the SEC under the Investment Advisers Act and is regulated thereunder. The Investment Advisers Act and the Investment Company Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and registered investment companies (including mutual funds and ETFs), including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on certain transactions between an adviser and its clients, and between a registered investment company and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations. All of the foregoing laws and regulations, as well as any other laws and regulations we are or may become subject to, are complex, and we are required to expend significant resources to monitor and maintain our compliance with such laws and regulations. Any failure on our part to comply with these and other applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of CBA’s registration as an investment adviser which would, among other things, have a material adverse effect on our results of operations, financial condition or business.

In addition to the foregoing, our business is subject to various federal, state, local and international laws and regulations. For example, the Federal Communications Commission frequently considers imposing new broadband-related regulations, and from time to time, imposing new regulatory obligations on ISPs. States and localities also consider new broadband-related regulations from time to time, including those regarding government-owned broadband networks, net neutrality and broadband affordability. New broadband regulations, if adopted, may have adverse effects on our business. In addition to the foregoing, a variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many of these laws are complex and change frequently and may conflict with the laws in other jurisdictions. Furthermore, we may in the future be subject to U.S. and international laws and regulations relating to freedom of expression, pricing, characteristics and quality of products and services, taxation and advertisements. As such, our business may be affected by the repeal, modification, or adoption of various laws and regulations that cover a wide range of issues at the international, federal, state, and local levels. Despite our best efforts to comply with these requirements, any noncompliance could result in, among other things, us incurring substantial penalties and sustaining reputational damage.

Employees

As of March 22, 2023, we employed 17 full-time individuals (11 through the CrossingBridge segment, two through the Willow Oak segment, two through the internet segment, and two through the other operations segments) and no part-time employees. We also utilize outside contractors as necessary to assist with consulting, technical support, and customer service. Our employees are not unionized, and we consider relations with employees to be good.

Available Information

The Company’s website address is www.endicorp.com. The contents of, or information accessible through, the Company’s website are not part of this Annual Report on Form 10-K, and the Company’s website address is included in this document as an inactive textual reference only. The Company makes its filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on its website as soon as reasonably practicable after it files such reports with, or furnish such reports to, the SEC. The public may read and copy the materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A.     RISK FACTORS

Operational Risks Associated with the Business Combination

We may experience difficulties, unexpected costs and delays in integrating the businesses of CBA and Enterprise Diversified and may not realize synergies, efficiencies or cost savings from the Business Combination.

CBA and Enterprise Diversified operated independently prior to the consummation of the Business Combination. Our success depends in large part on our ability to integrate the two companies’ businesses, business models and cultures. In particular, asset management businesses such as Enterprise Diversified’s and CBA’s depend, to a large degree, on the efforts and performance of individual employees whose efforts and performance may be affected by any difficulties in the integration of the businesses. In the process of integrating CBA and Enterprise Diversified, CBA and Enterprise Diversified may experience difficulties, unanticipated costs and delays. The challenges involved in the integration may include:

●	the necessity of coordinating geographically disparate organizations and addressing possible differences in corporate and regional cultures and management philosophies;
●	managing our Company at geographically separate locations;
●	retaining personnel from different companies and integrating them into a new business culture while maintaining their focus on providing consistent, high-quality client service;
●	integrating information technology systems and resources;
●	integrating accounting systems and adjusting internal controls to cover operations; and
●	meeting the expectations of clients with respect to the integration.

The integration of certain operations is taking time and may continue to require the dedication of significant management resources, which may temporarily distract management’s attention from the ongoing businesses of our Company.

It is possible that the integration process could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients and employees or the ability to achieve benefits related to the Business Combination, or could reduce our earnings or otherwise adversely affect our business and financial results. In addition, the ongoing integration may strain our financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives.

Even if CBA and Enterprise Diversified are able to integrate their businesses and operations successfully, there can be no assurance that this integration will result in any synergies, efficiencies or cost savings or that any of these benefits will be achieved within a specific time frame. Any of these factors could adversely affect our business and results of operations.

In certain circumstances, Cohanzick may pursue certain business opportunities with unrelated third parties that may compete with our business.

Pursuant to our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), Cohanzick will not be prohibited from pursuing business opportunities with unrelated third parties that may compete with our business, for which Cohanzick may receive compensation. Although, CrossingBridge and Cohanzick have entered into a Services Agreement pursuant to which Cohanzick agrees that during the term of the Services Agreement and, if terminated by Cohanzick, for a period of six months after termination, Cohanzick shall not begin to serve as the investment adviser or sub-adviser to any open end registered U.S. mutual fund or U.S. ETF governed under the Investment Company Act that pursues an investment strategy that is substantially similar to any investment strategy provided by CrossingBridge or its affiliates to any of their clients, without the written consent of CrossingBridge, this restriction shall not apply to any existing clients of Cohanzick as of the date of execution of the Services Agreement or for any period after such restriction terminates.

We may be deemed an investment company in the future, which could impose on us burdensome compliance requirements and restrict our activities.

Under the Investment Company Act, and absent an applicable exemption, a company will generally be deemed an investment company under section 3(a)(1)(C) of the Investment Company Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. While we do not believe that we are deemed to be an investment company as a result of the consummation of the Business Combination, if we are deemed to be an investment company it could result in us becoming subject to the registration and other requirements of the Investment Company Act, unless we qualify for an applicable exemption, which would impose significant compliance and other costs and expenses.

The rules and interpretations of the SEC and the courts relating to the definition of “investment company,” “investment securities,” and potential applicable exemptions are complex. We intend to continue our business to ensure that it does not fall within the Investment Company Act’s definition of “investment company” under applicable SEC and court interpretations. However, we can provide no assurance that the SEC or a court would not take the position that we would be required to register under the Investment Company Act and comply with the Investment Company Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors and other substantive provisions. If we were to become an “investment company” and be subject to the restrictions of the Investment Company Act, those restrictions would likely require changes in the way we conduct our business and add significant administrative burdens to our operations. To ensure that we do not fall within the Investment Company Act, we may need to take various actions which we may otherwise not pursue.

Risks Related to Our Business

Changes in the value levels of the assets may cause CBA’s AUM, revenue and earnings to decline. If CBA were to lose a significant amount of its AUM, revenue would decrease.

CBA’s asset management business is primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees which are normally expressed as a percentage of returns to the client. Numerous factors, including price movements in the assets in the markets in which we manage assets, could cause:

●	the value of AUM, or the returns that we realize on AUM, to decrease;
●	the withdrawal of funds from any products offered by us in favor of products offered by competitors; or
●	a decrease in the amount of capital available to invest.

The occurrence of any of these events may cause CBA’s AUM, revenue and earnings, if any, to decline and may negatively impact the success of our asset management business, results of operations and financial condition.

CBA is the adviser to four registered investment companies. The combined AUM for these advised funds was approximately $614 million and $514 million as of December 31, 2022 and 2021, respectively. CBA is also the sub-adviser to two Investment Company Act registered mutual funds with AUM totaling approximately $664 million and $855 million as of December 31, 2022 and 2021, respectively. The gross revenue from the advised funds totaled approximately $4.3 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively, and gross revenue from the sub-advised funds totaled approximately $2.7 million for the years ended December 31, 2022 and 2021, respectively. If CBA were to lose a significant amount of its assets under management, CBA’s revenue would also decrease which would negatively impact our results of operations and financial condition.

Increased competition may cause CBA’s AUM, revenue and earnings to decline.

The asset management industry is highly competitive and has relatively low barriers to entry. CBA competes based on a number of factors including: investment performance, the level of fees charged, the quality and diversity of services and products provided, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. In addition, the introduction of new technologies, as well as regulatory changes, may significantly alter the competitive landscape for investment managers. This could lead to fee compression or require us to spend more to modify or adapt our product offerings to attract and retain customers and remain competitive with products and services offered by new competitors in the industry. Increased competition on the basis of any of these factors, including competition leading to fee reductions, may cause CBA’s AUM, revenue and earnings to decline and materially and negatively impact the success of our asset management business and affect our overall business, results of operations and financial condition.

The success of the asset management business depends in part on its key personnel and loss of key personnel could adversely affect business.

The success of CBA and Enterprise Diversified’s asset management business depends on its ability to attract and retain qualified portfolio managers and other key personnel. Competition in recruiting and retaining these personnel may make it difficult for CBA or Enterprise Diversified to continue its growth and success. The loss of their services or the inability in the future to attract and retain portfolio managers and other key personnel could hinder the implementation of their strategy. In addition, the loss of the services of David Sherman, CBA’s founder and Chief Executive Officer, and our Chief Executive Officer and director, may materially adversely affect our business.

The success of the launch of new funds depends on their growth, and the lack of growth may impact CBA’s results of operations.

During 2021, CBA launched three new funds, the CrossingBridge Ultra-Short Duration Fund, the CrossingBridge Responsible Credit Fund and the CrossingBridge Pre-Merger SPAC ETF, each of which has limited operating history. As a result, prospective investors have a limited track record on which to base their investment decisions. There is also a risk that one or more of these new funds will not grow or maintain an economically viable size, in which case they could ultimately liquidate without stockholder approval, which could negatively impact our results of operations and financial condition.

We may be exposed to business risks as a result of our internet operations.

Our Internet operations are subject to risks, including rapid technological change and the implementation of new systems and platforms; problems associated with the operation, security and availability of third-party infrastructure and our internet access, hosting, and storage systems; computer malware; electronic break-ins and similar disruptions. The failure of our systems to perform as expected could result in disruptions and costs to our operations and could adversely affect our business, financial condition, results of operations, and/or cash flows.

Cybersecurity incidents and other issues related to our information systems, technology and data may materially and adversely affect us.

Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The information and technology systems used by us and our service providers, and other third parties, are vulnerable to damage or interruption from, among other things: hacking, ransomware, malware and other computer viruses; denial of service attacks; network failures; computer and telecommunication failures; phishing attacks; infiltration by unauthorized persons; security breaches; usage errors by their respective professionals; power outages; terrorism; and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes.

We may become subject to intellectual property disputes, which may be costly and may subject us to significant liability and increased costs of doing business.

We may become subject to actual and threatened legal proceedings, claims and counterclaims, including allegations relating to infringement of the intellectual property and proprietary rights of third parties. Our success depends, in part, on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. However, we may not be aware or we may disagree that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. Lawsuits are often time-consuming and expensive to resolve and they may divert management’s time and attention. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse impact on our business, financial condition or results of operations.

We may be materially adversely affected by health epidemics such as COVID-19.

The outbreak of COVID-19 evolved into a global pandemic as COVID-19 spread to many regions of the world. The extent to which COVID-19 impacts our business and operating results may continue to depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including variants, and the actions to contain COVID-19 or treat its impact, among others. For example, as a result of COVID-19, much of the world instituted stay-at-home orders, restrictions on travel, bans on public gatherings, the closing of non-essential businesses or limiting their hours of operation and other restrictions on businesses and their operations, which adversely impacted global commercial activity and contributed to significant volatility and a downturn in global financial markets.

The spread of COVID-19, which caused a broad impact globally may have a material economic effect on our business. While the potential economic impact brought by the pandemic may be difficult to assess or predict, it has already caused, and may result in further, disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from COVID-19 could materially and adversely affect our business and the value of our common stock. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects could have a material impact on our operations.

Risks Related to the Proposed Acquisition of RiverPark Strategic Income Fund

The announcement of the proposed RiverPark Strategic Income Fund acquisition could disrupt our relationships with our customers, business partners and others, as well as our operating results and business generally.

Whether or not the RiverPark Fund acquisition and related transactions are ultimately consummated, as a result of uncertainty related to the proposed transactions, risks related to the impact of the announcement of the acquisition on our business may include the following:

●	we may pay significant costs, fees and expenses for professional services and transaction costs in connection with the proposed acquisition whether or not it is consummated; and

●	investors in the RiverPark Fund may seek to terminate their relationship with the RiverPark Fund either before or after the transaction.

In addition, David Sherman, our Chief Executive Officer and director, is the President of CBA and the founder of Cohanzick, both of which are parties to the RiverPark Agreement, and as such, he may have interests that are in addition to the interests of our stockholders.

If any of the aforementioned risks were to materialize, they could lead to significant costs which may have a material adverse effect on our results of operations.

If completed, the RiverPark Fund acquisition may not be successful or achieve its anticipated benefits.

If the RiverPark Fund acquisition is completed, we may not be able to successfully realize anticipated growth opportunities and synergies. In addition, upon the completion of the acquisition, CBA will assume certain liabilities of and take on other obligations of RiverPark as set forth in the RiverPark Agreement. We may not successfully or cost-effectively integrate the RiverPark Fund’s business and operations with our business and operations. Even if we are able to integrate the combined businesses and operations successfully, this integration may not result in the realization of the full benefits of the synergies and other opportunities that we currently expect from the acquisition within the anticipated time frame, or at all. The RiverPark Fund may not increase its AUM over time as quickly as currently expected and the RiverPark Expense Limitation Agreement may cause CBA to bear greater costs than currently expected.

Risks Related to Government Regulations

The financial services industry is subject to government regulation in the United States, and our failure to comply with these regulations or regulatory action against us could adversely affect our results of operations, financial condition or business.

The financial services industry is among the most extensively regulated industries in the United States. We are subject to numerous state and federal laws and regulations of general application. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients’ businesses. CBA is registered as an “investment adviser” with the SEC under the Investment Advisers Act and is regulated thereunder. The Investment Advisers Act and the Investment Company Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and registered investment companies (including mutual funds and ETFs), including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on certain transactions between an adviser and its clients, and between a registered investment company and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations. All of the foregoing laws and regulations, as well as any other laws and regulations we are or may become subject to, are complex and we are required to expend significant resources to monitor and maintain our compliance with such laws and regulations. Any failure on our part to comply with these and other applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of CBA’s registration as an investment adviser which would, among other things, have a material adverse effect on our results of operations, financial condition or business.

The Investment Advisers Act effectively requires client consent for any assignment of an investment advisory contract. Under the Investment Advisers Act and rules and guidance promulgated thereunder, an assignment includes a change of control of a registered investment adviser. With respect to clients that are registered investment companies, generally client consent requires consent of the board of directors or equivalent governing body of each registered investment company and the consent of the stockholders of the fund. We believe that the Mergers and related transactions did not constitute a change of control of CBA under the Investment Advisers Act and therefore are not an assignment of CBA’s investment advisory contracts. Therefore, we have not sought the consent of CBA’s clients. If the Mergers and related transactions are deemed to be an assignment under the Investment Advisers Act, we would likely need to seek the consent of CBA’s clients, which may require a lengthy and costly stockholder voting process. CBA may also lose AUM, be subject to regulatory fines or be subject to other material adverse effects on our results of operations, financial condition or business.

The asset management business is highly regulated.

Asset management is a highly regulated business subject to numerous legal and regulatory requirements. These regulations are intended to protect customers whose assets are under management and, as such, may limit our ability to develop, expand or carry out our asset management business in the intended manner. In particular, we are required to act in the best interest of our clients. In addition, regulators have substantial discretion in determining what is in the best interest of a client and have increased their scrutiny of potential conflicts as well as the disclosure of such conflicts to an asset manager’s clients. Appropriately dealing with conflicts of interest is complex and if we fail, or appear to fail, to deal appropriately with any of these conflicts of interest, we may face reputational damage, litigation, regulatory proceedings, or penalties, fines or sanctions, any of which may have a material and negative impact on our asset management business. In addition, to the extent that we are required to obtain client or investor consent in connection with any potential conflict, any failure or delay in obtaining such consent may have a material and negative impact on our ability to take advantage of certain business opportunities.

Further, Cohanzick actively manages mutual funds, private funds and separate accounts pursuant to various investment management and other similar agreements. CBA is not a party to these agreements. Counterparties to such agreements could claim that CBA should also be deemed a party and if successful, CBA could have contingent liabilities resulting from the actions or omissions of Cohanzick.

Risks Related to Our Common Stock

The price of our Class A Common Stock may fluctuate substantially which may affect the value of an investment in our Class A Common Stock.

You should consider an investment in our Class A Common Stock to be risky, and you should invest in our Class A Common Stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our Class A Common Stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K as well as the risk factors disclosed in our other reports filed with the SEC from time to time, are:

●	sale of our Class A Common Stock by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our shares of Class A Common Stock;
●	the timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry;
●	our ability to attract new customers;
●	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of Class A Common Stock by our stockholders;
●	our cash position;
●	our operating performance and the profitability of our operations;
●	factors such as variations in our interim financial results;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	reputational issues;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products and services, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigations related to intellectual property and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control, including, but not limited to, pandemics such as COVID-19, war, or other acts of God.

The securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. In a volatile market, we may experience wide fluctuations in the market price of our Class A Common Stock. If the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our Class A Common Stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly confirmed that depositors at SVB and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. In addition, there is a risk that one or more of our current clients, financial institutions or other third parties with whom we do business may be adversely affected by the foregoing risks, which may have an adverse effect on our business.

Our management owns a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 22, 2023, our executive officers, directors and their affiliates beneficially owned 3,509,923 shares of our Class A Common Stock, representing approximately 74.0% of our outstanding shares of Class A Common Stock (including the shares of Class A Common Stock issuable upon exercise of the Class W-1 and Class W-2 Warrant), and 1,800,000 shares of our Class B Common Stock, representing 100.0% of our outstanding shares of Class B Common Stock. Of such shares, Cohanzick beneficially owns 2,400,000 shares of our Class A Common Stock and 1,800,000 shares of our Class B Common Stock, representing approximately 59.2% of our outstanding shares of Class A Common Stock (including the shares of Class A Common Stock issuable upon exercise of the Class W-1 and Class W-2 Warrant) and 100.0% of our outstanding shares of Class B Common Stock. David Sherman, our Chief Executive Officer and director, is the Managing Member of Cohanzick and owns approximately 71% of Cohanzick. In addition, Steven Kiel, a director, beneficially owns 754,015 shares of our Class A Common Stock (including the shares of Class A Common Stock issuable upon exercise of the Class W-1 and Class W-2 Warrant), representing approximately 13.8% of our outstanding shares of Class A Common Stock. Until the earlier of such date that (i) Mr. Kiel is no longer our director or (ii) neither Cohanzick nor any holder of our Class B Common Stock shall have the right to designate a director pursuant to the Voting Agreement. Mr. Kiel and the entities controlled by him have agreed to vote and cause their affiliate to vote in such manner as may be necessary to vote for the Class B Common Stock director designee. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, takeover or other business combination of our Company. This concentration of ownership could also discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of our Company, which could in turn have an adverse effect on the market price of securities. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction and the interests of these stockholders may be different from your interests.

Future sales, or the perception of future sales, of shares of Class A Common Stock could cause the market price for our shares of Class A Common Stock to decline.

The sale of substantial amounts of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of March 22, 2023, 5,468,133 shares of Class A Common Stock are issued and outstanding. All 2,647,383 shares of Class A Common Stock issued in exchange for historical Enterprise Diversified, Inc. outstanding common shares in the Business Combination are freely tradable without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, referred to herein as “Rule 144”), including our directors, executive officers and other affiliates. In addition, certain shares of our Class A Common Stock held by certain of our stockholders that are our affiliates are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. Furthermore, we have agreed to file a resale registration statement under the Securities Act on or before May 1, 2023 registering certain shares of our Class A Common Stock (including shares of our Class A Common Stock issuable upon exercisable of certain securities). Upon effectiveness of such registration statement, such shares of Class A Common Stock may be freely sold in the public market.

Sales of a large number of shares of our Class A Common Stock or the perception that such sales could occur could cause the market price of the our Class A Common Stock to decline.

We have not historically paid cash dividends on our shares of our Class A Common Stock so any returns may be limited to the value of our shares.

To date, we have not paid any cash dividends on our capital stock. We intend to periodically review our policy for issuing dividends as a potential method for returning value to our stockholders. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant. Therefore, any return to stockholders may be limited to the increase, if any, of our share price.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including, but not limited to, those under Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems.

Our Class A Common Stock is and may continue to be subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience and objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Class A Common Stock and cause a decline in the market value of our Class A Common Stock.

Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our Class A Common Stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the year ended December 31, 2022, our independent registered public accounting firm identified material weaknesses. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified by our independent registered public accounting firm relate to segregation of duties and the financial close and reporting process. While we intend to take steps to remediate the material weaknesses in our internal control over financial reporting by developing a phased approach that is intended to increase the effectiveness of the design and operation of our financial reporting controls and processes, we may not be successful in remediating such weaknesses in a timely manner, if at all, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weaknesses but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock may be negatively affected. As a result of such failures, we could also become subject to investigations by the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware or the federal district courts of the United States of America, as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (“Court of Chancery”) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine as that doctrine exists under the law of the State of Delaware.

Our Certificate of Incorporation further provides that, to the fullest extent permitted by law, the federal district courts of the United States of America is the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including the Securities Act or the Exchange Act, in each case, the applicable rules and regulations promulgated thereunder. There is uncertainty as to whether a court would enforce such provision in connection with suits to enforce a duty or liability created by the Securities Act or the Exchange Act if brought derivatively on our behalf, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in shares of our Company will be deemed to have notice of, and consented to, the provisions of our Certificate of Incorporation. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers, or other employees and may result in increased costs to our stockholders, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

Our Certificate of Incorporation, our Amended and Restated Bylaws, and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Certificate of Incorporation, our Amended and Restated Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 2,000,000 shares of preferred stock, none of which are outstanding as of March 22, 2023. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our Certificate of Incorporation, our Amended and Restated Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our Certificate of Incorporation, our Amended and Restated Bylaws and Delaware law, as applicable, among other things:

●	provide the board of directors with the ability to alter the Amended and Restated Bylaws without stockholder approval;
●	place limitations on the removal of directors;
●	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and
●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The Company’s principal office is located at 2400 Old Brick Road, Suite 115, Glen Allen, Virginia 23060. The Company leases its office space for $1,050 per month pursuant to a membership agreement. The membership agreement terminates on August 14, 2023, unless terminated earlier or otherwise extended pursuant to the terms thereof. The principal office of our CrossingBridge operations segment is located at 427 Bedford Road, Suite 220, Pleasantville, New York 10570. The Company currently leases such office space for $5,498 per month, subject to adjustment, pursuant to a license agreement which terminates on August 10, 2023; provided, however, the term of such agreement will automatically renew for subsequent one year terms unless otherwise earlier terminated pursuant to the terms thereof. In addition to the foregoing, the Company also owns interests in two undeveloped lots located in Roanoke, Virginia. The Company believes that its existing facilities are suitable and adequate to meet its current needs. The Company may add new facilities or expand existing facilities as it adds employees, and it believes that suitable additional or substitute space will be available as needed to accommodate any such expansion of its operations.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. Except as set forth below, we are not currently aware of any other legal proceedings to which the Company is party.

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

On April 12, 2016, Enterprise Diversified filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), Enterprise Diversified’s former CEO and director (prior to December 14, 2015) and an owner of record of Enterprise Diversified’s common stock, alleging, among other things, that the Former CEO engaged in, and caused Enterprise Diversified to engage in, to its detriment, a series of unauthorized and wrongful related party transactions, including: causing Enterprise Diversified to borrow certain amounts from the Former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest; converting certain funds of Enterprise Diversified for personal rent payments to the Former CEO; commingling in land trusts certain real properties owned by Enterprise Diversified and real properties owned by the Former CEO; causing Enterprise Diversified to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO; causing Enterprise Diversified to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive, and making real estate tax payments thereon for the personal benefit of the Former CEO; converting to the Former CEO and/or absconding with five motor vehicles owned by Enterprise Diversified; causing Enterprise Diversified to pay real property and personal property taxes on numerous properties owned personally by the Former CEO; causing Enterprise Diversified to pay personal credit card debt of the Former CEO; causing Enterprise Diversified to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO; and causing Enterprise Diversified to pay the Former CEO’s personal automobile insurance. Enterprise Diversified is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia), and is set and scheduled for trial on September 14, 2023. During and subsequent to the year ended December 31, 2022, the parties engaged in settlement discussions with respect to the case; however, the parties have thus far been unsuccessful in reaching an agreement. Enterprise Diversified intends to move forward with a trial of the case to conclusion should the parties fail to reach a settlement agreement.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common Stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. under the symbol “ENDI.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Our Class B Common Stock is not listed on any stock exchange nor traded on any public market.

Stockholders

As of March 22, 2023, we had approximately 125 stockholders of record of our Class A Common Stock. The actual number of holders of our Class A Common Stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of March 22, 2023, we had one stockholder of record of our Class B Common Stock.

Dividends

To date, we have not paid any cash dividends on our capital stock. We intend to periodically review our policy for issuing dividends as a potential method for returning value to our stockholders. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

None.

ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related footnotes as of and for the year ended December 31, 2022 appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or restructuring results in less comparable financial performance. As a result of the Business Combination that was consummated on August 11, 2022, and the determination that the Business Combination would be accounted for as a reverse business combination, all historic activity for the year ended December 31, 2021 represents only the financial activity of CrossingBridge Advisors, LLC. Activity presented for the year ended December 31, 2022, includes CrossingBridge financial activity, which has been consolidated with the activity of Enterprise Diversified, Inc. and its subsidiaries as of August 11, 2022 through the year ended December 31, 2022. All amounts are in U.S. dollars, unless otherwise noted.

Overview

During the year ended December 31, 2022, ENDI Corp. operated through the following four reportable segments:

●	CrossingBridge Operations - this segment includes revenue and expenses derived from the Company’s investment advisory and sub-advisory services offered through various SEC registered mutual funds and an ETF through CrossingBridge Advisors, LLC;
●	Willow Oak Operations - this segment includes revenue and expenses derived from the Company’s various joint ventures, service offerings, and initiatives undertaken in the asset management industry through Willow Oak Asset Management, LLC and its subsidiaries;
●	Internet Operations - this segment includes revenue and expenses related to the Company’s sale of internet access, e-mail and hosting, storage, and other ancillary services through Sitestar.net, Inc.; and
●	Other Operations - this segment includes any revenue and expenses from the Company’s nonrecurring or one-time strategic funding or similar activity that is not considered to be one of the Company’s primary lines of business, and any revenue or expenses derived from the Company’s corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Summary of Financial Performance

Stockholders’ equity increased from $591,909 at December 31, 2021 to $20,382,693 at December 31, 2022. This change was primarily attributed to transactions that occurred as part of the Business Combination, which represented an increase of additional paid in capital of $20,217,472. This change was also attributable to $3,288,940 of net income in the CrossingBridge operations segment for the year ended December 31, 2022, $96,324 of net income in the internet operations segment, a net loss of $112,058 in the Willow Oak operations segment, and a net loss of $890,621 in other segments for the Post-Merger period from August 12, 2022 through December 31, 2022. Corporate expenses for the Post-Merger period from August 12, 2022 through December 31, 2022 included in the net loss from other operations totaled $2,131,102. Total comprehensive net income for all segments for the year ended December 31, 2022 was $2,382,585. Additionally, prior to the Closing Date, CBA issued $2,809,578 of distributions to its historical sole member, Cohanzick.

Balance Sheet Analysis

This section provides an overview of changes in our assets, liabilities, and equity and should be read together with our accompanying consolidated financial statements, including the accompanying notes to the financial statements included elsewhere in this Annual Report on Form 10-K. The table below provides a balance sheet summary for the periods presented and is designed to provide an overview of the balance sheet changes from quarter to quarter. Ending balances for Enterprise Diversified and its subsidiaries have been consolidated as of the quarterly period ended September 30, 2022, the period in which the Mergers occurred.

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$10,690,398	$11,685,819	$1,062,375	$642,672	$1,272,924
Investments in securities, at fair value	5,860,688	5,721,047	2,248,556	2,262,239	2,265,088
Accounts receivable, net	744,638	726,841	506,593	649,854	511,248
Goodwill	737,869	1,677,425	-	-	-
Intangible assets, net	1,223,926	1,300,444	-	-	-
Deferred tax assets, net	1,441,234	400,283	-	-	-
Other assets	772,742	959,162	11,416	-	4,567
Total assets	$21,471,495	$22,471,021	$3,828,940	$3,554,765	$4,053,827

Liabilities and Stockholders' Equity
Accounts payable	$71,306	$21,381	$-	$-	$-
Accrued compensation	23,342	1,239,929	763,750	381,875	-
Accrued expenses	260,185	233,857	8,829	24,469	84,627
Deferred revenue	156,859	175,552	-	-	-
Class W-1 Warrant and Redeemable Class B Common Stock	576,000	954,000	-	-	-
Due to affiliate	-	-	939,950	1,794,895	3,377,291
Other liabilities	1,110	1,898	-	-	-
Total liabilities	1,088,802	2,626,617	1,712,529	2,201,239	3,461,918
Total stockholders' equity	20,382,693	19,844,405	2,116,411	1,353,526	591,909
Total liabilities and stockholders' equity	$21,471,495	$22,471,021	$3,828,940	$3,554,765	$4,053,827

As of the year ended December 31, 2022, the Company reported an increase in cash and cash equivalents of approximately $9.4 million, an increase in investments in securities at fair value of approximately $3.6 million, a combined increase in net intangible assets and goodwill of approximately $2.0 million, and an increase in net deferred tax assets of approximately $1.4 million when compared to the year ended December 31, 2021. As of December 31, 2022, the Company also reported a decrease of approximately $3.4 million in its due to affiliate balance and an increase of approximately $0.6 million in its liability associated with the issuance of the Class W-1 Warrant and Class B Common Stock when compared to the year ended December 31, 2021. These period-over-period changes are largely due to the purchase accounting of the Business Combination and the consolidation of the assets and liabilities of Enterprise Diversified.

Results of Operations

CrossingBridge Operations

Revenue attributed to the CrossingBridge operations segment for the year ended December 31, 2022 was $7,271,332, representing an increase of $2,984,247 compared to the year ended December 31, 2021. This increase was primarily due to a corresponding increase in the AUM of CrossingBridge’s advised funds year over year as well as the current year revenue attributed to its service agreement with Cohanzick. The increase in revenue was offset by an increase of $1,205,781 in operating expenses, which totaled $3,998,003 for the year ended December 31, 2022. The increase in operating expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily associated with an increase in employee compensation expenses and mutual fund expenses. Net profit margin increased from 35% for the year ended December 31, 2021 to 45% for the year ended December 31, 2022. This was largely due to the increase in AUM of advised funds and corresponding increase in revenue.

Compensation and related costs are typically comprised of salaries, bonuses, and benefits. Salary compensation and bonuses are generally the largest expenses for the CBA segment. Bonuses are subjective and based on individual performance, the underlying funds’ performance, and profitability of the firm, as well as the consideration of future outlook. Compensation and related costs increased by $1,076,288 for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was due to an increase in allocated compensation expenses from Cohanzick due to the relative increase in the CBA funds’ AUM for current year monthly periods compared to monthly periods for the prior year as well as expenses for a full year for three employees that were hired during 2021. Compensation expense can fluctuate period over period as management evaluates investment performance, individual performance, Company performance, and other factors.

Mutual fund expenses increased by $161,144 for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was due to the relative increase of AUM in CBA’s advised mutual funds year over year. Travel and entertainment expenses increased by $71,046 for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was substantially due to increased travel opportunities in the year ended December 31, 2022 as in-person meetings started returning to pre-pandemic levels.

CBA expects that its net margin will fluctuate from period to period based on various factors, including: revenues, investment results, and the development of investment strategies, products, and/or channels.

The table below provides a summary of income statement amounts over time. These figures are specific to the CrossingBridge operations segment and are presented for the annual and quarterly periods designated below.

	For the Quarterly Periods Ended
CrossingBridge Operations	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

Revenue	$1,808,079	$1,993,772	$1,762,357	$1,707,124
Cost of revenue	-	-	-	-
Operating expenses	1,134,957	934,584	985,797	942,665
Other income (expense)	163	31,965	(13,675)	(2,842)
Net income	$673,285	$1,091,153	$762,885	$761,617

Assets Under Management

CBA derives its revenue from its investment advisory fees. Investment advisory fees paid to CBA are based on the value of the investment portfolios it manages and fluctuate with changes in the total value of its AUM.

CBA’s revenues are highly dependent on both the value and composition of AUM. The following is a summary of CBA’s AUM by product and investment strategy, as of December 31, 2022 and December 31, 2021.

Assets Under Management by Product	December 31, 2022	December 31, 2021	% Change
(in millions, except percentages)
Advised funds	614	514	19.5%
Sub-advised funds	664	855	(22.3)%
Total AUM	1,278	1,369	(6.6)%

Assets Under Management by Investment Strategy	December 31, 2022	December 31, 2021	% Change
(in millions, except percentages)
Ultra-Short Duration	81	59	37.3%
Low Duration	829	902	(8.1)%
Responsible Investing	23	16	43.8%
Strategic Income	345	392	(12.0)%
Total AUM	1,278	1,369	(6.6)%

CrossingBridge Low Duration High Yield Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
1Q 2022	395,646,554	246,380,999	(52,333,341)	761,371	590,455,583
2Q 2022	590,455,583	81,578,448	(113,049,267)	(7,650,146)	551,334,618
3Q 2022	551,334,618	64,761,170	(72,441,879)	1,154,842	544,808,751
4Q 2022	544,808,751	64,535,197	(171,525,452)	9,774,294	447,592,790

CrossingBridge Ultra-Short Duration Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
1Q 2022	59,054,814	6,390,858	(2,836,014)	1,793	62,611,451
2Q 2022	62,611,451	6,911,112	(6,545,551)	125,669	63,102,681
3Q 2022	63,102,681	9,219,316	(4,567,382)	462,466	68,217,081
4Q 2022	68,217,081	19,355,710	(7,395,986)	1,101,691	81,278,496

CrossingBridge Responsible Credit Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
1Q 2022	16,410,728	1,279,115	(798,198)	(46,898)	16,844,747
2Q 2022	16,844,747	622,284	(854,348)	(269,160)	16,343,523
3Q 2022	16,343,523	6,301,617	(1,749,280)	266,748	21,162,608
4Q 2022	21,162,608	3,378,563	(1,884,885)	429,010	23,085,296

CrossingBridge Pre-Merger SPAC ETF (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
1Q 2022	43,003,739	11,051,749	-	54,845	54,110,333
2Q 2022	54,110,333	8,806,469	(1,436,663)	(119,608)	61,360,531
3Q 2022	61,360,531	9,217,570	(7,642,075)	375,499	63,311,525
4Q 2022	63,311,525	1,660,044	(4,173,316)	1,029,348	61,827,601

Destinations Low Duration Fixed Income Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
1Q 2022	462,920,942	-	-	1,243,070	464,164,012
2Q 2022	464,164,012	-	-	(6,746,187)	457,417,825
3Q 2022	457,417,825	-	(5,000,000)	(815,114)	451,602,711
4Q 2022	451,602,711	-	(140,000,000)	7,644,667	319,247,378

Destinations Global Fixed Income Opportunities Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
1Q 2022	391,642,443	-	(41,000,000)	7,203,378	357,845,821
2Q 2022	357,845,821	-	(4,000,000)	(15,473,946)	338,371,875
3Q 2022	338,371,875	-	(8,000,000)	(3,429,003)	326,942,872
4Q 2022	326,942,872	17,000,000	-	1,268,523	345,211,395

In the tables above, gross inflows include reinvested dividends and gross outflows include dividends paid/withdrawn from the funds.

Total CBA AUM decreased by approximately $91 million from December 31, 2021 compared to December 31, 2022, however, this decrease was exclusively in CBA’s sub-advised mutual funds, which earn a proportionally lower fee rate than its advised funds. This net AUM decrease consisted of approximately $89 million of net outflows and $2 million of net losses and capital losses, which were retained within the funds.

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

	Annual 2022	4Q 2022	3Q 2022	2Q 2022	1Q 2022
CrossingBridge Low Duration High Yield Fund	1.01%	1.96%	0.21%	(1.32)%	0.18%
ICE BofA 0-3 Year US HY Index ex Financials	(2.33)%	2.17%	1.02%	(3.93)%	(1.49)%
ICE BofA 1-3 Year Corporate Bond Index	(4.05)%	1.40%	(1.29)%	(1.01)%	(3.16)%
ICE BofA 0-3 Year US Treasury Index	(2.27)%	0.78%	(0.99)%	(0.37)%	(1.69)%

CrossingBridge Ultra-Short Duration Fund	2.45%	1.50%	0.72%	0.22%	0.00%
ICE BofA 0-1 Year US Corporate Index	0.02%	1.12%	0.31%	0.04%	(1.44)%
ICE BofA 0-1 Year US Treasury Index	0.68%	0.85%	0.16%	(0.11)%	(0.22)%
ICE BofA 0-3 Year US Fixed Rate Asset Backed Securities Index	(1.99)%	0.70%	(0.53)%	(0.52)%	(1.64)%

CrossingBridge Responsible Credit Fund	1.81%	1.98%	1.77%	(1.62)%	(0.29)%
ICE BofA US High Yield Index	(11.22)%	3.98%	(0.68)%	(9.97)%	(4.51)%
ICE BofA US Corporate Index	(15.44)%	3.53%	(5.11)%	(6.71)%	(7.74)%
ICE BofA 3-7 Year US Treasury Index	(9.24)%	1.30%	(3.94)%	(1.91)%	(4.91)%

CrossingBridge Pre-Merger SPAC ETF (Price)	2.03%	1.63%	0.44%	(0.15)%	0.10%
CrossingBridge Pre-Merger SPAC ETF (NAV)	2.13%	1.64%	0.60%	(0.21)%	0.09%
ICE BofA 0-3 Year US Treasury Index	(2.27)%	0.78%	(0.99)%	(0.37)%	(1.69)%

With respect to both Destinations Low Duration Fixed Income Fund and Destinations Global Fixed Income Opportunities Fund (collectively, the “Destination Funds”), CBA serves as one sub-adviser as part of a manager of managers strategy. As one of many sub-advisers, CBA does not select the benchmarks, and does not have a license to use, the benchmark performance information for the Destination Funds. CBA believes that the benchmark performance information is not material in this context because CBA’s advisory services with respect to the Destination Funds involves only a portion of the assets of the Destination Funds while the benchmarks are selected as an appropriate comparison based on the entire portfolio of the Destination Funds across all of the relevant sub-advisers.

Willow Oak Operations

Beginning Post-Merger, the Company operates its Willow Oak operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC, Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC, and Willow Oak Asset Management Fund Management Services, LLC. Willow Oak generates its revenue through various fee share agreements with private investment firms and partnerships in exchange for providing its fund management services. Willow Oak does not manage, direct, or invest any capital itself, but rather earns fee shares based on the AUM and periodic performance of the investment firms and partnerships with which it partners. Fee shares earned on AUM, management fee shares, and fund management services revenue are recognized and recorded on a monthly or quarterly basis in alignment with the underlying terms of each investment partnership. Revenue fee shares earned on performance are recognized and recorded only when the underlying investment partnership’s performance crystalizes, which is typically on an annual, calendar-year basis. As performance fee shares are based on investments returns, these fee shares have the potential to be highly variable.

During the Post-Merger period from August 12, 2022 through December 31, 2022, the Willow Oak operations segment generated $61,499 of revenue. Operating expenses totaled $172,865 and other expenses were $692. Willow Oak’s net loss for the Post-Merger period from August 12, 2022 through December 31, 2022 totaled $112,058. Compensation and related costs represent Willow Oak’s most significant operating expense during the Post-Merger period.

The table below provides a summary of income statement amounts for Willow Oak, which are included in the consolidated statements of operations for the Post-Merger period from August 12, 2022 through December 31, 2022.

Year Ended December 31,
Willow Oak Operations Revenue	2022

Management fee revenue	$22,176
Fund management services revenue	38,740
Performance fee revenue	583
Total revenue	$61,499

	For the Quarterly Periods Ended
Willow Oak Operations	December 31, 2022	September 30, 2022(a)

Revenue	$39,524	$21,975
Cost of revenue	-	-
Operating expenses	118,318	54,547
Other income (expense)	570	(1,262)
Net loss	$(78,224)	$(33,834)

(a) Activity for the quarterly period includes only activity Post-Merger through the end of the quarterly period.

No comparable activity is available or included for the Willow Oak operations segment for periods presented prior to August 12, 2022 because the Willow Oak operations were not part of CBA pre-merger. See Note 4 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Internet Operations

Revenue attributed to the internet operations segment during the Post-Merger period from August 12, 2022 through December 31, 2022 totaled $305,680 and cost of revenue totaled $103,843. Operating expenses for the segment totaled $105,115 for the Post-Merger period from August 12, 2022 through December 31, 2022 and other expenses totaled $398. Total net income for the internet operations segment was $96,324 for the Post-Merger period from August 12, 2022 through December 31, 2022.

As of December 31, 2022, the internet operations segment has a total of 5,723 customer accounts across the U.S. and Canada. As of December 31, 2022, approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. During the Post-Merger period from August 12, 2022 through December 31, 2022, approximately 52% of our revenue was driven by internet access services, with the remaining 48% being earned though web hosting, email, and other web-based services.

Revenue generated by our U.S. customers totaled $291,472, and revenue generated by our Canadian customers totaled $14,208 during the Post-Merger period from August 12, 2022 through December 31, 2022.

The table below provides a summary of income statement amounts for the internet operations segment, which are included in the consolidated statements of operations for the Post-Merger period from August 12, 2022 through December 31, 2022.

	For the Quarterly Periods Ended
Internet Operations	December 31, 2022	September 30, 2022(a)

Revenue	$194,021	$111,659
Cost of revenue	70,280	33,563
Operating expenses	73,103	32,012
Other income (expense)	293	(691)
Net income	$50,931	$45,393

(a) Activity for the quarterly period includes only activity Post-Merger through the end of the quarterly period.

No comparable activity is available or included for the internet operations segment for periods presented prior to August 12, 2022 because internet operations were not part of CBA pre-merger. See Note 4 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Other Operations

During the Post-Merger period from August 12, 2022 through December 31, 2022, the Company’s other operations segment did not produce any revenue or cost of sales. Operating expenses totaled $2,153,767 and other income totaled $1,263,146. Corporate operating expenses accounted for $2,131,102 of reported operating expenses for our other operations segment. Included in corporate operating expenses reported for the period are $881,755 of non-cash stock compensation expenses incurred in conjunction with the Business Combination. These expenses were associated with the issuance of Class A Common Stock and the Class W-2 Warrant to purchase shares of the Company’s Class A Common Stock (“Class W-2 Warrant” or “W-2 Warrant”). During the Post-Merger period from August 12, 2022 through December 31, 2022, the other operations segment also reported transaction expenses incurred as part of the Business Combination totaling $470,329. These transaction expenses were offset by $900,000 of other income reported as part of the Company’s periodic revaluation of its liability associated with the Class W-1 Warrant and Class B Common Stock. This resulted in a net loss of $890,621 for the other operations segment for the Post-Merger period from August 12, 2022 through December 31, 2022.

Included in corporate operating expenses for the Post-Merger period from August 12, 2022 through December 31, 2022 were $439,472 of professional expenses related to legal, accounting, and consulting services, as well as $237,638 of compensation related expenses.

During the Post-Merger period from August 12, 2022 through December 31, 2022, the Company reported $191,678 of income tax benefit related to the current year change in the Company’s net deferred tax assets. As noted above, due to CBA’s disregarded status for periods prior to the Closing Date, no comparable income tax expenses existed for the year ended December 31, 2021.

The table below provides a summary of income statement amounts for the other operations segment, which are included in the consolidated statements of operations for the Post-Merger period from August 12, 2022 through December 31, 2022.

	For the Quarterly Periods Ended
Other Operations	December 31, 2022	September 30, 2022(a)

Revenue	$-	$-
Cost of revenue	-	-
Operating expenses	448,255	1,705,512
Other income	340,551	922,595
Net income (loss)	$(107,704)	$(782,917)

(a) Activity for the quarterly period includes only activity Post-Merger through the end of the quarterly period.

No comparable activity is available or included for the other operations segment for periods presented prior to August 12, 2022 because other operations were not part of CBA pre-merger. See Note 4 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Liquidity and Capital Resources

During the year ended December 31, 2022, the Company carried out its business strategy in four operating segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations. As a result of the Merger that occurred on August 11, 2022 and the determination that the Merger would be accounted for as a reverse business combination, activity presented for the year ended December 31, 2022 includes CrossingBridge financial activity for the full 12-month period and Enterprise Diversified activity as of the Closing Date of the Merger through December 31, 2022.

Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We intend to only invest cash in a segment if we believe that the return on the invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments nor the Company’s historical operations.

A significant amount of the Company’s assets are comprised of cash and cash equivalents, investments in securities, and accounts receivable. The Company’s main source of liquidity is cash flows from operating activities, which are primarily generated from investment advisory fees generated through CrossingBridge operations. Cash and cash equivalents, investments in securities, and accounts receivable represented approximately $10.7 million, $5.9 million and $0.7 million of total assets as of December 31, 2022, respectively, and approximately $1.3 million, $2.3 million and $0.5 million of total assets as of December 31, 2021, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities will be sufficient to meet its current and future operating needs for at least the next 12 months.

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

The aging of accounts receivable as of December 31, 2022 and December 31, 2021 is as follows:

	December 31, 2022	December 31, 2021

Current	$741,363	$511,248
30 - 60 days	3,275	-
60+ days	-	-
Total	$744,638	$511,248

We have no material capital expenditure requirements.

Cash Flow Analysis

Cash Flows Provided By Operating Activities

The Company reported $1,725,722 of net cash provided by operating activities for the year ended December 31, 2022. Other income recognized from the W-1 Warrant revaluation and expenses related to the issuance of the W-2 Warrant and additional share purchases represented significant adjusting items to cash flows generated through operations. During the year ended December 31, 2021, the Company reported $1,201,415 of net cash provided by operating activities, which was primarily attributed to net income generated for the year.

Cash Flows (Used In) Provided By Investing Activities

The Company reported $11,827,999 of net cash provided by investing activities for the year ended December 31, 2022. This was primarily related to the consolidation of Enterprise Diversified’s assets and liabilities pursuant to the Business Combination. During the year ended December 31, 2021, the Company reported $2,265,086 of net cash used in investing activities, which was primarily attributed to an increase in investments.

Cash Flows (Used In) Provided By Financing Activities

The Company reported $4,136,247 of net cash flows used in financing activities for the year ended December 31, 2022. Prior to the Closing Date, the Company repaid the balance of its due to affiliate amount and made distributions to CrossingBridge’s historical sole member. These outflows were offset by the issuance of Class A Common Stock pursuant to the Business Combination. During the year ended December 31, 2021, the Company reported $77,925 of net cash provided by financing activities, which was primarily attributed to distributions paid and an offsetting increase in the due to affiliate amount.

Summary Discussion of Critical Accounting Estimates

The financial statements were prepared in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our pre-merger carve-out statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates.

The SEC defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In Note 2 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.

Fair-Value of Long-Term Assets

Assets Acquired Pursuant to the Business Combination

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

During and as of the three-month period ended December 31, 2022, the Company recorded three measurement period adjustments to the preliminary recorded fair values assigned to certain long-term Company assets acquired as of the Closing Date. The fair value assigned to the Company’s note receivable was reduced from $300,000 to $50,000, the fair value assigned to the Company’s domain names was reduced from $235,000 to $175,000, and the fair value assigned to the Company’s net deferred tax assets was increased from $0 to $1,249,556. The net changes in fair value, totaling an increase of $939,556, proportionally decreased the balance of residual goodwill from $1,677,425 to $737,869 as of December 31, 2022. These adjustments are the product of an expanded valuation analysis performed by management during December 2022. The Company expects to finalize the fair values of assets acquired as soon as practicable, but not later than one year from the Closing Date. See Note 4 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

Management did not identify any events or circumstances during the year ended December 31, 2022 that would indicate potential goodwill impairment, nor did management’s qualitative assessment performed on December 31, 2022 indicate a potential goodwill impairment. Total goodwill reported on the consolidated balance sheets was $737,869 as of the year ended December 31, 2022.

Long-Term Investments

When investment inputs or publicly available information are limited or unavailable, management estimates the value of certain long-term investments using the limited information it has available, which can include the Company’s cost basis. This process, which was used to measure the value of the Company’s investment in the private company made through eBuild, represents a critical accounting estimate. Management utilizes the available inputs to perform an initial valuation estimate and subsequently updates that valuation when additional inputs become available.

Management did not identify any events or circumstances during the year ended December 31, 2022 that would indicate potential impairment of the Company’s investment in the private company. This investment is reported on the consolidated balance sheet at $450,000 as of the year ended December 31, 2022.

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

Management did not identify any events or circumstances during the year ended December 31, 2022 that would indicate potential impairment of the Company’s customer lists, trade names, or domain names. The total value of the Company’s customer lists, trade names, and domain names, net of amortization, reported under long-term assets on the consolidated balance sheet is $1,223,926 as of the year ended December 31, 2022.

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

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $6.8 million. A portion of these carryforwards will expire in various amounts beginning in 2035; however the majority of these carryforwards will not expire as they were generated after December 31, 2017. The Company expects it will be able to use its carryforwards subject to expiration in full prior to 2035. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. Net operating losses that arose prior to that ownership change will have limited availability to offset taxable income arising in periods following the ownership change. During the year ended December 31, 2022, the Company performed an analysis to determine if a change of control occurred as a product of the Business Combination, and has determined that a change of control is more likely than not to have occurred on August 11, 2022. Under Section 382, net operating loss carryforwards that arose prior to the ownership change will have limited availability to offset taxable income arising in future periods following the ownership change. Section 382 imposes multiple separate and distinct limits on the utilization of pre-change of control net operating losses based on the fair market value of the Company immediately prior to the change of control, as well as certain activities that may or may not occur during the 60 months immediately following the change of control. While the majority of the Company’s historic net operating losses will be limited to an annual threshold, the majority of historic net operating losses also will not be subject to future expiration. As of the year ended December 31, 2022, the Company has not provided a valuation allowance against its net operating losses as the Company expects to be able to use its net operating losses in full to offset future taxable income generated by the Company. See Note 10 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

As described further in Note 4 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, during the three-month period ended December 31, 2022, the Company recorded a measurement period adjustment to the preliminary recorded fair value assigned to the Company’s acquired net deferred tax assets on the Closing Date. The fair value of acquired net deferred tax assets was increased from $0 to $1,249,556, with the corresponding decrease allocated to the Company’s residual amount of goodwill as of December 31, 2022. This adjustment was the product of the Section 382 analysis described above.

Contingencies, Commitments, and Litigation

Liabilities are recognized when management determines that contingencies, commitments, and/or litigation represent events that are more likely than not to result in a measurable obligation to the Company. Management’s analysis of these events represents a critical accounting estimate.

W-1 Warrant and Class B Common Shares

Pursuant to the Merger Agreement, during the year ended December 31, 2022, the Company issued a Class W-1 Warrant to purchase 1,800,000 of the Company’s Class A Common Stock. The liability associated with the issuance of the such warrant, and the embedded shares of Class B Common Stock, is based on an independent third-party valuation, which includes a Black-Scholes pricing model. As of the year ended December 31, 2022, the long-term liability reported on the Company’s consolidated balance sheet for the W-1 Warrant and shares of Class B Common Stock totals $576,000. See Note 5 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

RiverPark Advisors, LLC

On November 18, 2022, CBA, whose President is David Sherman, our Chief Executive Officer and director, entered into the RiverPark Agreement with RiverPark and Cohanzick, a RIA established by David Sherman, pursuant to which RiverPark intends to sell to CBA certain assets and CBA intends to assume certain liabilities, including certain rights and responsibilities under the RiverPark Advisory Agreement and the RiverPark Expense Limitation Agreement relating to the provision of investment advisory services for the RiverPark Fund, subject to certain terms and conditions set forth in the RiverPark Agreement.

Pursuant to the RiverPark Agreement, there is no consideration to be paid upon Closing; however, if the Closing occurs, CBA shall pay an amount approximately equal to 50% of the RiverPark Fund’s management fees (as set forth in the RiverPark Fund’s prospectus) to RiverPark (the RiverPark Fund’s current adviser) and Cohanzick (the RiverPark Fund’s current sub-adviser) for a period of three years after Closing, and pay an amount approximately equal to 20% of the RiverPark Fund’s management fees in the fourth and fifth years after Closing as set forth in the RiverPark Agreement. Notwithstanding the foregoing, certain of the amounts payable based on the RiverPark Fund’s management fees pursuant to the RiverPark Agreement during the first three years after the Closing shall be capped such that they are less than $1.3 million in the aggregate.

Pursuant to the RiverPark Agreement, CBA will endeavor to procure the RiverPark Stockholder Approval by the board of trustees of the RiverPark Fund and by a vote of a majority of the outstanding voting securities of RiverPark Fund for CBA to assume (i) the advisory services role under the RiverPark Advisory Agreement pursuant to which RiverPark provides investment advisory services to the RiverPark Fund or under an equivalent agreement with a successor to the RiverPark Fund and (ii) the RiverPark Expense Limitation Agreement or pursuant to an equivalent agreement with a successor to the RiverPark Fund. Furthermore, pursuant to the terms of the RiverPark Agreement, if a Closing occurs, the parties to the RiverPark Advisory Agreement and that certain Sub-Advisory Agreement dated as of August 1, 2012 by and among RiverPark, Cohanzick and the RiverPark Trust, on behalf of the RiverPark Fund, have agreed to terminate such agreements upon such Closing, and to make CBA a party to the RiverPark Expense Limitation Agreement or an equivalent agreement with a successor to the RiverPark Fund. Pursuant to the RiverPark Agreement, if the Closing does not occur prior to the RiverPark Termination Date, the RiverPark Agreement shall terminate, unless otherwise mutually agreed upon by the parties.

The RiverPark Agreement contains customary representations, warranties and agreements by the parties thereto and customary conditions to closing, including receipt of the RiverPark Stockholder Approval.

In connection with the RiverPark Agreement, Cohanzick and CBA intend to enter into an agreement which shall prohibit Cohanzick from competing with a substantially similar strategic income strategy as an adviser or sub- adviser to a fund registered under the Investment Company Act or any Undertakings for the Collective Investment in Transferable Securities products.

Discussion Regarding COVID-19 Potential Impacts

Due to the continuing uncertainty surrounding the COVID-19 pandemic, management has continued to regularly monitor and assess all Company operations for potential impacts of the COVID-19 pandemic. As of the year ended December 31, 2022, the Company has not been required to make significant operational changes as a result of the pandemic. Management does not anticipate additional challenges in meeting existing obligations, nor does it expect significant customer or vendor interruptions. However, the extent to which the continuing COVID-19 pandemic ultimately may impact the Company’s business, financial condition, liquidity, and results of operations likely will continue to depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on the Company’s employees, customers, and service providers, as well as the U.S. economy and the actions taken by governmental authorities and other third parties in response to the pandemic.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8.     FINANCIAL STATEMENTS

The information required by this Item 8 may be found immediately after the signature pages to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our board of directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

Material Weaknesses in Internal Controls

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

As a result of our evaluations, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2022:

Segregation of Duties: We lack segregation of duties. Specifically:

●	There is not a formal review of all adjusting journal entries;

●	There is not a formal procedure for the review and assignment of access rights within certain software systems; and

●

The individual with responsibility for reviewing journal entries, reviewing bank and credit card payments, and other reconciliations also has a wide range of access within the Company’s systems and is an authorized signatory on bank accounts.

Financial Close and Reporting: We do not have effective internal controls over all parts of the financial close and reporting process in that one individual is responsible for reconciling significant accounts, preparing the most significant journal entries, evaluating complex transactions and reporting requirements, and also is responsible for the financial statement close, consolidation, and reporting process.

During the year ended December 31, 2022, as a result of the closing of the Merger, we were afforded additional personnel resources that can now be integrated into our internal control processes. We are actively working to restructure our historical internal controls over financial reporting to leverage these resources accordingly. We continue to make efforts to reinforce our internal control environment by utilizing an external accounting firm during our financial closing process, engaging third-party consultants to review the accounting and related disclosures for transactions that management and the board of directors determine to be particularly complex, and maintaining strict document retention policies and procedures that allow for full visibility of all financial statements and schedules by all of our managers and officers.

In response to the identified material weaknesses, we are developing a phased approach that is intended to increase the effectiveness of the design and operation of our financial reporting controls and processes. In the first phase, we expect to work with a third-party professional consultant to prepare formal documentation for our internal controls over financial reporting, which may include an entity level controls assessment, an IT general controls assessment, and process area flowcharts where necessary. In the second phase, we expect to use our control documentation to identify ineffectively designed and/or control gaps and work to remediate them. Finally, in phase three, we expect to design a systematic monitoring plan to sufficiently test our new key controls over the course of future reporting periods. We aim to complete this project before the end of the next fiscal year occurring on December 31, 2023. Notwithstanding the foregoing, there is no guarantee that we will be successful in completing this multi-phased approach and remediating the material weaknesses.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.     OTHER INFORMATION

On December 28, 2022, RiverPark, CBA and Cohanzick entered into an amendment to the RiverPark Agreement pursuant to which the termination date of such agreement was extended to the RiverPark Termination Date.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

*Brown, Edwards & Company, L.L.P., Lynchburg, Virginia (PCAOBID: 423).

Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger between Enterprise Diversified, Inc., CrossingBridge Advisors LLC, Cohanzick Management LLC, and Zelda Merger Sub 1, Inc. and Zelda Merger Sub 2, LLC, dated as of December 29, 2021 (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed with the SEC on July 6, 2022)
2.2	Amendment No. 1 to the Merger Agreement, dated June 3, 2022, by and among ENDI Corp., Enterprise Diversified, Inc., Zelda Merger Sub 1, Inc., Zelda Merger Sub 2, LLC, CrossingBridge Advisors, LLC and Cohanzick Management, L.L.C. (incorporated by reference to Enterprise Diversified, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2022)
2.3

Amendment No. 2 to the Merger Agreement, dated July 13, 2022, by and among the Company, Enterprise Diversified, Inc., Zelda Merger Sub 1, Inc. and Zelda Merger Sub 2, LLC, CrossingBridge Advisors LLC and Cohanzick Management LLC (incorporated by reference to Enterprise Diversified, Inc.’s Current Report on Form 8-K filed with the SEC on July 15, 2022)

3.1	Amended and Restated Certificate of Incorporation of ENDI Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
3.2	Amended and Restated Bylaws of ENDI Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
4.1*	Description of Registrant’s Securities
4.2	Specimen Stock Certificate evidencing shares of Class A Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4/A filed with the SEC on July 12, 2022)
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

10.4	Amendment to Registration Rights Agreement dated as of August 31, 2022 by and among the Company, Cohanzick Management, LLC and the parties listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2022)
10.5	Class W-1 Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.6	Class W-2 Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.7	Services Agreement dated August 11, 2022 by and between the CrossingBridge Advisors, LLC and Cohanzick Management, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.8+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.9+	Amended and Restated Employment Agreement by and between CrossingBridge Advisors, LLC and David Sherman dated June 3, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.10	Form of Securities Purchase Agreement dated August 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2022)
10.11+	ENDI Corp. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 18, 2023)
10.12*+	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the ENDI Corp. 2022 Omnibus Equity Incentive Plan
10.13*+	Form of Restricted Stock Unit Agreement under the ENDI Corp. 2022 Omnibus Equity Incentive Plan
10.14*+	Form of Restricted Stock Award Agreement under the ENDI Corp. 2022 Omnibus Equity Incentive Plan
10.15*	Purchase and Assignment and Assumption Agreement by and among RiverPark Advisors, LLC, CrossingBridge Advisors, LLC and Cohanzick Management, LLC dated as of November 18, 2022
10.16*	Amendment No. 1 to Purchase and Assignment and Assumption Agreement by and among RiverPark Advisors, LLC, CrossingBridge Advisors, LLC and Cohanzick Management, LLC dated as of December 28, 2022
10.17*+	Employment Agreement by and between Enterprise Diversified, Inc. and Alea Kleinhammer dated as of December 21, 2018
21.1*	List of Subsidiaries
23.1*	Consent of Brown, Edwards & Company, L.L.P. regarding use of its report in ENDI Corp.’s financial statements
23.2*	Consent of Brown, Edwards & Company, L.L.P. regarding use of its report in CrossingBridge Advisors, LLC’s financial statements
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDI Corp.

Date: March 30, 2023	/s/ David Sherman
David Sherman
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2023	/s/ Alea Kleinhammer
Alea Kleinhammer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Sherman	Chief Executive Officer and Director	March 30, 2023
David Sherman	(Principal Executive Officer)

/s/ Alea Kleinhammer	Chief Financial Officer	March 30, 2023
Alea Kleinhammer	(Principal Financial and Accounting Officer)

/s/ Thomas McDonnell	Chairman	March 30, 2023
Thomas McDonnell

/s/ Mahendra Gupta	Director	March 30, 2023
Mahendra Gupta

/s/ Steven Kiel	Director	March 30, 2023
Steven Kiel

/s/ Abigail Posner	Director	March 30, 2023
Abigail Posner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders ENDI Corp.

Richmond, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENDI Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination

Description of the Matter

As described in Notes 1 and 4 to the consolidated financial statements, the Company completed its merger pursuant to the terms of the Agreement and Plan of Merger (“Merger Agreement”) in which CrossingBridge Advisors, LLC merged with Enterprise Diversified, Inc. The transaction was accounted for as a reverse merger, with CrossingBridge Advisors, LLC being the accounting acquirer. This resulted in goodwill of approximately $0.7 million being recognized. Management determined that the acquisition qualified as a business combination and accordingly, all identifiable assets acquired and liabilities assumed were recorded at fair value. The identification and valuation of the acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside valuation specialists to estimate the fair value allocations.

Critical Audit Matters (Continued)

Business Combination (Continued)

How We Addressed the Matter in Our Audit

We identified the evaluation of the Company’s business combination as a critical audit matter because of its material impact on the Company’s balance sheet, complexity of purchase accounting, and the subjectivity involved in management’s judgments with respect to the fair value adjustments of assets acquired and liabilities assumed, including intangible assets.

The primary procedures we performed to address this critical audit matter included performing substantive testing, including evaluating management’s judgments and assumptions for applying the acquisition method of accounting and fair valuing assets and liabilities acquired, which consisted of the following:

●	Obtained and read the executed Merger Agreement documents to gain an understanding of the underlying terms of the completed acquisition.

●

Tested management’s business combination accounting analysis, focusing on the completeness and accuracy of the assets acquired and liabilities assumed and the related fair value purchase price allocation.

●

Obtained the valuation estimates prepared by the Company’s external valuation specialists and challenged management’s analysis of the appropriateness of the valuations allocated to assets acquired and liabilities assumed; including but not limited to, testing of critical inputs, assumptions applied and valuation models utilized.

●	Utilized our internal valuation specialist to assist with evaluating the related fair value purchase price allocations made to certain identified assets acquired.

●	Tested the goodwill calculation resulting from the completed acquisition, which is the difference between the total consideration and the fair value of the net assets acquired.

●	Evaluated the accuracy and completeness of the disclosures made in the consolidated financial statements.

/s/ Brown, Edwards & Company, L.L.P.

We have served as the Company’s auditor since 2019.

Lynchburg, Virginia

March 30, 2023

ENDI CORP.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$10,690,398	$1,272,924
Investments in securities, at fair value	5,860,688	2,265,088
Accounts receivable, net	744,638	511,248
Prepaids	91,473	-
Notes receivable	50,000	-
Due from affiliate	123,823	-
Other current assets	57,446	4,567
Total current assets	17,618,466	4,053,827

Long-term Assets
Goodwill	737,869	-
Intangible assets, net	1,223,926	-
Property and equipment, net	-	-
Investment in private company, at cost	450,000	-
Deferred tax assets, net	1,441,234	-
Total long-term assets	3,853,029	-
Total assets	$21,471,495	$4,053,827

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$71,306	$-
Accrued compensation	23,342	-
Accrued expenses	260,185	84,627
Deferred revenue	156,859	-
Other current liabilities	1,110	-
Total current liabilities	512,802	84,627

Long-term Liabilities
Due to affiliate	-	3,377,291
Class W-1 Warrant and Redeemable Class B Common Stock	576,000	-
Total long-term liabilities	576,000	3,377,291
Total liabilities	1,088,802	3,461,918

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 and 30,000,000 shares authorized, respectively; none issued	-	-
Class A common stock, $0.0001 par value, 14,000,000 and 10,000,000 shares authorized, respectively; 5,452,383 and 2,400,000 shares issued and outstanding, respectively	545	240
Additional paid-in capital	20,217,472	-
Retained earnings	164,676	591,669
Total stockholders' equity	20,382,693	591,909
Total liabilities and stockholders' equity	$21,471,495	$4,053,827

The accompanying notes are an integral part of these consolidated financial statements.

ENDI CORP.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
Revenues
Revenues - CrossingBridge	$7,271,332	$4,287,085
Revenues - Willow Oak	61,499	-
Revenues - internet	305,680	-
Total revenues	7,638,511	4,287,085

Cost of Revenues
Cost of revenues - internet	103,843	-
Total cost of revenues	103,843	-

Gross Profit
Gross profit - CrossingBridge	7,271,332	4,287,085
Gross profit - Willow Oak	61,499	-
Gross profit - internet	201,837	-
Total gross profit	7,534,668	4,287,085

Operating Expenses
Compensation and benefits	3,564,026	2,066,537
Stock compensation expenses	881,755	-
Computer expenses	153,204	133,079
Insurance	55,298	43,030
Fund distribution, custody, and administrative expenses	268,444	107,300
Professional fees	567,896	124,536
Research	16,604	64,223
Travel and entertainment	118,354	38,781
Transaction expenses	470,329	-
Other operating expenses	333,840	214,736
Total operating expenses	6,429,750	2,792,222

Income from operations before income taxes	1,104,918	1,494,863

Other Income (Expenses)
W-1 Warrant mark-to-market	900,000	-
Interest and dividend income	132,873	15,625
Realized losses on investments	(10,526)	-
Unrealized gains (losses) on investments	58,264	(402)
Other income, net	5,378	-
Total other income	1,085,989	15,223

Income tax benefit	191,678	-

Net income	$2,382,585	$1,510,086

Net income per share, basic and diluted	$0.66	$0.63
Weighted average number of shares, basic and diluted	3,588,098	2,400,000

The accompanying notes are an integral part of these consolidated financial statements.

ENDI CORP.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity

Balance December 31, 2021	2,400,000	$240	$-	$591,669	$591,909
Net income	-	-	-	761,617	761,617
Balance March 31, 2022	2,400,000	240	-	1,353,286	1,353,526
Net income	-	-	-	762,885	762,885
Balance June 30, 2022	2,400,000	240	-	2,116,171	2,116,411
Net income	-	-	-	319,795	319,795
Distribution	-	-	-	(2,809,578)	(2,809,578)
Stock issued pursuant to Merger Agreement	2,647,383	265	17,161,312	-	17,161,577
Additional stock purchased pursuant to Merger Agreement	405,000	40	2,174,405	-	2,174,445
Stock based compensation	-	-	881,755	-	881,755
Balance September 30, 2022	5,452,383	545	20,217,472	(373,612)	19,844,405
Net income	-	-	-	538,288	538,288
Balance December 31, 2022	5,452,383	$545	$20,217,472	$164,676	$20,382,693

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity

Balance December 31, 2020	2,400,000	$240	$-	$593,683	$593,923
Net income	-	-	-	205,428	205,428
Balance March 31, 2021	2,400,000	240	-	799,111	799,351
Net income	-	-	-	306,202	306,202
Distribution	-	-	-	(400,000)	(400,000)
Balance June 30, 2021	2,400,000	240	-	705,313	705,553
Net income	-	-	-	402,233	402,233
Distribution	-	-	-	(1,000,000)	(1,000,000)
Balance September 30, 2021	2,400,000	240	-	107,546	107,786
Net income	-	-	-	596,223	596,223
Distribution	-	-	-	(112,100)	(112,100)
Balance December 31, 2021	2,400,000	$240	$-	$591,669	$591,909

The accompanying notes are an integral part of these consolidated financial statements.

ENDI CORP.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income	$2,382,585	$1,510,086
Adjustments to reconcile net income to net cash flows from operating activities:
Other income from W-1 Warrant mark-to-market	(900,000)	-
Stock based compensation	881,755	-
Amortization and depreciation	34,505	-
(Increase) decrease in:
Accounts receivable	(198,363)	(321,051)
Prepaids	(39,540)	-
Other current assets	66,906	(135)
Deferred tax assets, net	(191,678)	-
Increase (decrease) in:
Accounts payable	50,800	-
Accrued compensation	-	-
Accrued expenses	(315,022)	12,515
Deferred revenue	(46,688)	-
Other current liabilities	462	-
Net cash provided by operating activities	1,725,722	1,201,415

Cash flows from investing activities:
Cash from Business Combination	15,873,598	-
Increase in investments	(3,595,599)	(2,265,088)
Investment in private company	(450,000)	-
Decrease in dividend receivable	-	2
Net cash provided by (used in) investing activities	11,827,999	(2,265,086)

Cash flows used in financing activities:
Distributions paid	(2,809,578)	(1,512,100)
Issuance of Class A common stock	2,174,445	-
(Decrease) Increase in due to affiliate	(3,377,291)	1,440,025
(Increase) Decrease in due from affiliate	(123,823)	150,000
Net cash (used in) provided by financing activities	(4,136,247)	77,925

Net increase (decrease) in cash	9,417,474	(985,746)

Cash and cash equivalents at beginning of the period - January 1	1,272,924	2,258,670
Cash and cash equivalents at end of the period - December 31	$10,690,398	$1,272,924

Non-cash and other supplemental information:
Consulting services received in lieu of cash receipts	$19,742	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENDI CORP.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Lines of Business

ENDI Corp. (“ENDI”) was incorporated in Delaware on December 23, 2021. On August 11, 2022 (the “Closing Date”), the Company (as defined herein) completed its mergers (the “Mergers”) pursuant to that certain Agreement and Plan of Merger dated December 29, 2021 (as amended, the “Merger Agreement”) by and among ENDI, Enterprise Diversified, Inc. (“Enterprise Diversified”), Zelda Merger Sub 1, Inc., Zelda Merger Sub 2, LLC, CrossingBridge Advisors, LLC (“CrossingBridge” or “CBA”) and Cohanzick Management, LLC (“Cohanzick”). As a result of the Mergers, Enterprise Diversified and CrossingBridge merged with wholly owned subsidiaries of ENDI and now operate as wholly owned subsidiaries of the Company. The Company is the successor registrant to Enterprise Diversified’s Securities and Exchange Commission (“SEC”) registration effective as of the Closing Date of the Mergers.

The reporting period covered by the Annual Report on Form 10-K for the year ended December 31, 2022, reflects the standalone business of CrossingBridge prior to the Closing Date of the Mergers and reflects the consolidated business of the Company, including CrossingBridge and Enterprise Diversified for the post-Merger period from August 12, 2022, through December 31, 2022.

On the Closing Date, Enterprise Diversified and CrossingBridge became wholly owned subsidiaries of ENDI as a result of the Mergers (collectively with the other transactions described in the Merger Agreement, the “Business Combination”). The Business Combination is accounted for as a reverse merger business combination using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, with CrossingBridge representing the accounting acquiror.

Prior to the Closing Date, the Company operated through a single reportable segment, CrossingBridge operations. Beginning on the Closing Date and continuing through the year ended December 31, 2022, the post-Merger period, the Company operated through four reportable segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Unless the context otherwise requires, and when used herein, the “Company,” “ENDI,” “ENDI Corp.,” “we,” “our,” or “us” refers to ENDI Corp. individually, or as the context requires, collectively with its subsidiaries as of and after the Closing Date, and to CrossingBridge for the periods up to the Closing Date, due to the determination that CrossingBridge represents the accounting acquiror.

CrossingBridge Operations

CBA was formed as a limited liability company on December 23, 2016, under the laws of the State of Delaware. CBA derives its revenue and net income from investment advisory services. CBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and it provides investment advisory services to investment companies (including mutual funds and exchange-traded funds (“ETFs”)) registered under the Investment Company Act of 1940, as amended (“1940 Act”), both as an adviser and as a sub-adviser.

As of December 31, 2022, CBA serves as an advisor to its four proprietary products and sub-advisor to two additional products. As of December 31, 2022, the assets under management (“AUM”) for CBA, including advised and sub-advised funds, were in excess of $1.2 billion. The investment strategies for CBA include: ultra-short duration, low duration high yield, responsible credit, and special purpose acquisition companies (“SPACs”). These strategies primarily employ high yield and investment grade corporate debt, as well as credit opportunities in event-driven securities, post reorganization investments, and stressed and distressed debt.

Willow Oak Operations

Beginning on August 12, 2022, the start of the post-Merger period (“Post-Merger”), the Company operates its Willow Oak operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

Willow Oak is an asset management platform focused on partnering with independent asset managers throughout various phases of their firm’s lifecycle to provide comprehensive operational services that support the growth of their businesses. Through minority ownership stakes and bespoke service based contracts, Willow Oak offers affiliated managers strategic consulting, operational support, and growth opportunities. Services to date include consulting, fund launching, investor relations and marketing, accounting and bookkeeping, compliance program monitoring, fund management, and business development support. The Company intends to actively expand its Willow Oak platform with additional offerings that enhance the value of the Willow Oak platform to independent managers across the investing community.

Internet Operations

Beginning Post-Merger, the Company operates its internet operations segment through Sitestar.net, its wholly owned subsidiary. Sitestar.net is an internet service provider that offers consumer and business-grade internet access, e-mail hosting and storage, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada. In addition, the Company owns a portfolio of domain names.

Other Operations

Beginning Post-Merger, the Company operates its other operations segment which includes nonrecurring or one-time strategic funding or similar activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the primary activities comprising other operations. Additional investment activity that is not specifically mentioned below is included in the accompanying consolidated financial statements.

eBuild Ventures, LLC

Pursuant to the Merger Agreement, the Company was transferred interests of eBuild Ventures, LLC (“eBuild”) on the Closing Date. eBuild acquires, or provides growth equity to, consumer product businesses in the digital or brick and mortar marketplaces.

Through eBuild, the Company also operates SPACinformer.com (“SPACinformer”), an electronic newsletter service focusing primarily on the aggregation and distribution of publicly-available SPAC data, news, and analytics. During the year ended December 31, 2022, SPACinformer did not contribute material revenue or expenses to eBuild under the other operations segment.

On September 8, 2022, through eBuild, the Company made a capital contribution of $450,000, representing approximately a 10% ownership stake, in a start-up phase private company that operates in the consumer beverage product space. This investment is carried at its cost basis of $450,000 as of December 31, 2022.

Financing Arrangement - Triad Guaranty, Inc.

In August 2017, Enterprise Diversified entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. Triad Guaranty, Inc. exited bankruptcy in April 2018, and Enterprise Diversified was subsequently issued an amended and restated promissory note. As of December 31, 2022, Enterprise Diversified reported $50,000 of promissory notes receivable, measured at fair value, from Triad DIP Investors, LLC, and 847,847 aggregate shares of Triad Guaranty, Inc. common stock. As of December 31, 2022, the Company attributed no value to its shares of Triad Guaranty, Inc. common stock held due to the stocks’ general lack of marketability. See Note 5 for more information.

Subsequent to December 31, 2022, Enterprise Diversified was issued a second amended and restated promissory note by Triad DIP Investors, LLC. Amended terms to the promissory note include an increase in the interest rate from 12% to 18% per annum, with unpaid historical accrued interest and future monthly accrued and unpaid interest to be capitalized and added to the then-outstanding principal balance on the last business day of each month. Further, the maturity date of the note was extended from December 31, 2022 to April 30, 2023, with early payoff permitted.

Corporate Operations

Corporate operations include any revenue or expenses derived from the Company’s corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Also included under corporate operations is investment activity earned through the reinvestment of corporate cash. Corporate investments are typically short-term, highly liquid investments, including vehicles such as mutual funds, ETFs, commercial paper, and corporate and municipal bonds. During the year ended December 31, 2022, through Enterprise Diversified under the other operations segment, the Company invested a total of $4,500,000 among three CrossingBridge mutual funds: the CrossingBridge Responsible Credit Fund, the CrossingBridge Ultra Short Duration Fund, and the CrossingBridge Low Duration High Yield Fund. The Company also routinely invests in the CrossingBridge Pre-Merger SPAC ETF as well, which as of December 31, 2022, totaled $300,025. There are no liquidity restrictions in connection with these investments and any intercompany revenue and expenses have been eliminated in consolidation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and those entities in which it otherwise has a controlling financial interest as of and for the year ended December 31, 2022, including: CrossingBridge Advisors, LLC, and for the Post-Merger period beginning on August 12, 2022, Bonhoeffer Capital Management, LLC, eBuild Ventures, LLC, Enterprise Diversified, Inc., Sitestar.net, Inc., Willow Oak Asset Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC, Willow Oak Asset Management Fund Management Services, LLC, and Willow Oak Capital Management, LLC.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Following Financial Accounting Standards Board guidance related to the accounting for reverse acquisitions, CrossingBridge’s historical carve-out financial statements replaced the Company’s (as the successor registrant to Enterprise Diversified) historical financial statements. Accordingly, the capital structure, and per share amounts presented in CrossingBridge’s historical carve-out financial statements for the periods prior to the Closing Date have been recast to reflect the capital activity in accordance with the Merger Agreement. CrossingBridge’s historical carve-out financial statements as of and for the year ended December 31, 2021, reflecting the recasting, are included as part of the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The CrossingBridge Advisors, LLC carve-out for activity prior to the Closing Date, including the period from January 1, 2022 to August 11, 2022, and the year ended December 31, 2021, is part of the Cohanzick financial statements. Prior to the Closing Date of the Mergers, CrossingBridge Advisors, LLC was a wholly owned subsidiary of Cohanzick. The historical financial carve-out statements of CBA reflect the assets, liabilities, revenue, and expenses directly attributable to CBA, as well as allocations deemed reasonable by management, to present the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA on a stand-alone basis and do not necessarily reflect the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA in the future or what they would have been had CBA been a separate, stand-alone entity during the periods presented that include activity prior to the Closing Date.

Use of Estimates

In accordance with U.S. generally accepted accounting principles (“GAAP”), the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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

Investments

The Company holds various investments through its other operations segment. Investments are typically short-term, highly liquid investments, including vehicles such as: mutual funds, ETFs, commercial paper, and corporate and municipal bonds. Investments held at fair value are remeasured to fair value on a recurring basis. Certain assets held through the other operations segment do not have a readily determinable value as these investments are either not publicly traded, do not have published sales records, or do not routinely make current financial information available. Assets that do not have a readily determinable value are remeasured when additional valuation inputs become observable. See Note 5 for more information.

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

As of December 31, 2022 and 2021, allowances offsetting gross accounts receivable on the accompanying consolidated balance sheets totaled $2,283 and $0, respectively. For the years ended December 31, 2022 and 2021, bad debt expenses totaled $8,841 and $0, respectively.

Notes Receivable

The Company does not routinely issue notes receivable in the ordinary course of business, but when a business opportunity arises, a subsidiary may issue a note if it appears to be favorable to the Company. Notes receivable are recorded at their principal amount and interest is accrued quarterly based on the applicable interest rate. The Company makes an assessment of the ultimate collectability of each note receivable on an annual basis based upon the financial condition of the borrower and adjusts the carrying value of the note receivable as deemed appropriate.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation is computed using the straight-line method based on the estimated useful lives for each of the following asset classifications.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company tests its goodwill annually as of December 31, or more often if events and circumstances indicate that those assets might not be recoverable. As of the year ended December 31, 2022, the Company reported $737,869 of goodwill under the CrossingBridge operations segment.

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

Intangible assets (other than goodwill) consist of customer relationships, trade names, and domain names held under the Willow Oak and internet operations segments. As of December 31, 2022, the Company owned 242 domain names. When management determines that material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses estimated future undiscounted cash flows of the related intangible asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. As of the year ended December 31, 2022, the Company reported $534,195 and $689,731 of intangible assets, net of amortization, under the Willow Oak and internet operations segments, respectively.

As described in Note 4, during the three-month period ended December 31, 2022, the Company recorded a measurement period adjustment to the preliminary recorded fair value assigned to the value of the Company’s acquired intangible assets, specifically the domain names held under the internet operations segment, reducing the preliminarily assessed fair value from $235,000 to $175,000, with the decrease in value allocated to the Company’s residual amount of goodwill held as of December 31, 2022. This adjustment was the product of an expanded valuation analysis performed by management in December 2022. The fair values assigned to tangible and intangible assets acquired are based on management’s estimates and assumptions and may be subject to change as additional information is received. The Company expects to finalize the fair values of assets acquired and liabilities assumed as soon as practicable, but not later than one year from the Closing Date.

As a result of the Company’s impairment testing of goodwill and other intangible assets on December 31, 2022, the Company determined that there was no impairment adjustment necessary.

Amortization expenses on intangible assets during the years ended December 31, 2022 and 2021 totaled $31,074 and $0, respectively.

W-1 Warrant and Redeemable Class B Common Stock

Pursuant to the Merger Agreement, the Company issued 1,800,000 Class B common shares that are mandatorily redeemable upon exercise of the W-1 Warrant, which provides the holder the ability to purchase 1,800,000 Class A Common Shares at certain terms. Management has determined that the W-1 Warrant represents an embedded equity-linked feature within the Class B common shares, and therefore is valued in conjunction with the Class B common shares. The value of the W-1 Warrant and Class B common shares is determined using a Black-Scholes pricing model and is classified as a long-term liability on the consolidated balance sheet. The value is remeasured at each reporting date with the change in value flowing through the consolidated statements of operations for the relevant period. On the Closing Date, the liability associated with the W-1 Warrant and Class B common shares was valued at $1,476,000. Subsequently, as of the year ended December 31, 2022, the liability associated with the W-1 Warrant and Class B common shares was valued at $576,000. This change in value resulted in the Company recognizing $900,000 of other income related to the “mark-to-market” of the W-1 Warrant on the consolidated statements of operations for the year ended December 31, 2022. As the W-1 Warrant and Class B common shares were issued pursuant to the Merger Agreement, there is no comparable prior year activity for the year ended December 31, 2021. See Note 4 for additional terms of the W-1 Warrant and Class B common shares.

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

Leases

The Company records right-of-use assets and lease liabilities arising from both financing and operating leases that contain terms extending longer than one year. The Company does not recognize right-of-use assets or lease liabilities for short-term leases (those with original terms of 12 months or less). In making our determinations, the Company combines lease and non-lease elements of its leases.

Concentration of Revenue

CBA is the adviser to four registered investment companies under the CrossingBridge Family of Funds. The advised funds are the CrossingBridge Low Duration High Yield Fund, CrossingBridge Ultra-Short Duration Fund, CrossingBridge Responsible Credit Fund, and the CrossingBridge Pre-Merger SPAC ETF. The combined AUM for these advised funds was approximately $614 million and $514 million as of December 31, 2022 and 2021, respectively. CBA is also the sub-adviser to two 1940 Act registered mutual funds with AUM totaling approximately $664 million and $855 million as of December 31, 2022 and 2021, respectively. Finally, CBA also earns revenue through a service agreement with a related party. See Note 3 for more information on the terms of the service agreement.

CBA fee revenues earned from advised funds, sub-advised funds, and service agreements for the years ended December 31, 2022 and 2021 included in the accompanying consolidated statements of operations are detailed below.

	Years Ended December 31,
CrossingBridge Operations Revenue	2022	2021

Advised fund fee revenue	$4,283,984	$1,557,732
Sub-advised fund fee revenue	2,740,605	2,729,353
Service fee revenue	246,743	-
Total fee revenue	$7,271,332	$4,287,085

If CBA were to lose a significant amount of AUM, the Company’s revenue would also decrease.

Revenue Recognition

CrossingBridge Operations Revenue

Management fee shares earned through the CrossingBridge operations segment are recorded on a monthly basis and are included in revenue on the accompanying consolidated statements of operations. The Company has performed an assessment of its revenue contracts under the CrossingBridge operations segment and has not identified any contract assets or liabilities.

Willow Oak Operations Revenue

Management fee shares and fund management services fees earned through the Willow Oak operations segment are recorded on a monthly basis and are included in revenue on the accompanying consolidated statements of operations. Performance fee shares are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by affiliate relationship, and typically include annual measurement periods. Performance fee shares are recognized only when it is determined that there is no longer potential for significant reversal, such as when a fund’s performance exceeds a contractual threshold at the end of a specified measurement period. Consequently, a portion of the performance fee shares recognized may be partially or wholly related to services performed in prior periods. The Company has performed an assessment of its revenue contracts under the Willow Oak operations segment and has not identified any contract assets or liabilities.

A summary of revenue earned through Willow Oak operations during the Post-Merger period from August 12, 2022 through December 31, 2022 and included on the accompanying consolidated statements of operations for the years ended December 31, 2022 are detailed below:

Year Ended December 31,
Willow Oak Operations Revenue	2022

Management fee revenue	$22,176
Fund management services revenue	38,740
Performance fee revenue	583
Total revenue	$61,499

Internet Operations Revenue

The Company generates revenue through its internet operations segment from consumer and business-grade internet access, e-mail hosting and storage, wholesale managed modem services, e-mail and web hosting, third-party software as a reseller, and various ancillary services in the United States and Canada. Services include narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic, and wireless), web hosting, and additional related services to consumers and businesses. Customers may also subscribe to web hosting plans to include email access and storage. Customer contracts through the internet operations segment can be structured as monthly or annual contracts. Under annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract. Under monthly contracts, the subscriber is billed monthly and revenue is recognized for the period to which the service relates. Domain name registration revenue is recognized at the point of registration. Sales of hardware are recognized as revenue upon delivery and acceptance of the product by the customer. Sales are adjusted for any returns or allowances. Management has concluded that the nature of the performance obligation is cyclical with a very low possibility for nonperformance. Contract liabilities (deferred revenue) are recognized in the amount of collections received in advance of services to be performed. No contract assets are recognized or incurred.

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue recorded under the internet operations segment as of December 31, 2022 was $156,859. The internet operations segment does not have comparable activity as of the year ended December 31, 2021.

Income Taxes

Income taxes for ENDI Corp. are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment, inclusive of the recent tax reform act. ENDI Corp. filed its first tax return for the year ended December 31, 2021, which is open to potential examination by the Internal Revenue Service for three years.

As described further in Note 4, during the three-month period ended December 31, 2022, the Company recorded a measurement period adjustment to the preliminary recorded fair value assigned to the Company’s acquired net deferred tax assets on the Closing Date. The fair value of acquired net deferred tax assets was increased from $0 to $1,249,556, with the corresponding decrease allocated to the Company’s residual amount of goodwill as of December 31, 2022. This adjustment was the product of an expanded analysis under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), that resulted in the recognition of historical net operating losses that were previously offset by a valuation allowance. The Company has determined that a change of control is more likely than not to have occurred on August 11, 2022 as a product of the Business Combination. While the Company’s historic net operating losses will be limited to an annual threshold as part of the change of control, the majority of the Company’s historical net operating losses do not expire and are expected to be used to offset future taxable income generated by the Company.

As of December 31, 2022, the Company reported $1,441,234 of net deferred tax assets on the consolidated balance sheet. These net deferred tax assets consist primarily of historic net operating losses that were acquired by the Company as part of the Business Combination, as well as post-closing activity which includes certain deferred tax assets and liabilities that were not previously recognized when CrossingBridge was a nontaxable entity. As of the year ended December 31, 2022, the Company has not provided a valuation allowance against its net deferred tax assets. The Company did not report any deferred tax assets or liabilities as of December 31, 2021. See Note 10 for more information.

In as much as CBA had a single member prior to the Closing Date, it had historically been treated as a disregarded entity for income tax purposes. Consequently, Federal and state income taxes have not been provided for periods prior to the Closing Date as its single member was taxed directly on CBA’s earnings. CBA activity subsequent to the Closing Date will be consolidated within ENDI Corp.’s tax return that will be filed for the year ended December 31, 2022 and has been included in the income tax provision for the year ended December 31, 2022. See Note 10 for more information.

During the year ended December 31, 2022, the Company reported $191,678 of income tax benefit as a result of the change in net deferred tax assets. As noted above, due to CBA’s disregarded status for periods prior to the Closing Date, no comparable income tax expenses existed for the year ended December 31, 2021.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

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

The number of potentially dilutive shares for the year ended December 31, 2022, consisting of the Class W-1 and W-2 Warrants issued pursuant to the Merger Agreement, was 2,050,000. There were no potentially dilutive shares for the year ended December 31, 2021. None of the potentially dilutive securities had a dilutive impact during the year ended December 31, 2022.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate should now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayments. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. In November 2019, the FASB issued further guidance on expected recoveries for purchased financial assets with credit deterioration, and transition refiled for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company currently expects that the adoption of this guidance may change the way it assesses the collectability of its receivables and recoverability of other financial instruments. The Company will adopt this guidance as of January 1, 2023. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. This update simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. This new guidance is required to be adopted by public entities in years beginning after December 15, 2023, with early adoption permitted. The Company has adopted this guidance as of January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805). This update provided that an acquiror no longer records deferred revenue of the acquiree based on its acquisition date fair value. Rather, the acquiror accounts for contract assets and liabilities in accordance with Accounting Standards Codification (“ASC”) 606 as if it had originated the contract (i.e., continue to account for such assets and liabilities as has historically been done by the acquiree in accordance with ASC 606). This new guidance is required to be adopted by public entities in years beginning after December 15, 2022 on a prospective basis. Early adoption is permitted. The Company has adopted this guidance as of December 31, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

CrossingBridge Advisors, LLC

Historical Shared Expenses Prior to Consummation of the Merger

The Company, through CrossingBridge Advisors, LLC, and its majority shareholder, Cohanzick, the historical sole member of CBA that is majority owned by the Company’s CEO and director, David Sherman, shared certain staff, office facilities, and administrative services. The parties involved had agreed to allocate these expenses based on the AUM of each party for activity occurring prior to the consummation of the Merger. These allocated expenses are reported under the CrossingBridge operations segment in the accompanying consolidated statements of operations in the categories for which the utilization of services relates. A summary of the expenses allocated from Cohanzick to CBA for the years ended December 31, 2022 and 2021 are noted below.

	Years Ended December 31,
Cohanzick Management Expense Allocation	2022	2021

Employee compensation and benefit expenses allocated	$284,850	$909,915
Owner compensation and benefit expenses allocated	612,387	1,156,622
Other allocated expenses	269,830	412,434
Total allocated expenses	$1,167,067	$2,478,971

As of the years ended December 31, 2022 and 2021, the due to affiliate balance between CBA and Cohanzick reported on the Company’s accompanying consolidated balance sheets was $0 and $3,377,291, respectively. The due to affiliate balance is due 13 months after the calendar year-end upon 60 days’ written notice. If no notice is given, the date payment is due will extend for another 12 months with 0% interest. Repayments made by CBA to Cohanzick for the allocated expenses during the years ended December 31, 2022 and 2021 totaled $3,646,038 and $0, respectively.

Services Agreement with Cohanzick

In connection with the closing of the Merger, CrossingBridge entered into a Services Agreement (the “Services Agreement”) with Cohanzick pursuant to which CrossingBridge s will make available to Cohanzick certain of its employees to provide investment advisory, portfolio management and other services to Cohanzick and, through Cohanzick, to Cohanzick’s clients. Any such individuals will be subject to the oversight and control of Cohanzick, and any services so provided to Cohanzick or a client of Cohanzick will be provided by such CBA employees in the capacity of a supervised person of Cohanzick. Cohanzick additionally may use the systems of CBA or its affiliates for its daily operations; provided that appropriate policies, procedures, and other safeguards are established to assure that (a) the books and records of each of CBA and Cohanzick are created and maintained in a manner so as to be clearly separate and distinct from those of the other person and the clients of such person, and (b) confidential client and/or other material non-public information relating to the investment advisory activities of CBA or Cohanzick, as applicable, or other proprietary information regarding either such person or its clients, is safeguarded and maintained for the benefit of such person. As consideration for its services, Cohanzick will pay CBA a quarterly fee equal to 0.05% per annum of the monthly weighted average AUM during such quarter with respect to all clients for which Cohanzick has full investment discretion. Cohanzick and CrossingBridge will also split the payment of certain costs of other systems which use is shared between Cohanzick and CrossingBridge. The term of the agreement is one year from the Closing Date. The Services Agreement shall continue until terminated pursuant to its terms. Specifically, after the one year anniversary of the execution of such agreement, either party may terminate the Services Agreement upon at least 120 days’ prior written notice to the other party. Notwithstanding the foregoing, either party may terminate the Services Agreement at any time upon written notice following a material breach of the Services Agreement by other party that remains uncured for at least 30 days after the other party receives notice of, or otherwise reasonably should have been aware of, the material breach.

During the year ended December 31, 2022, CBA earned $246,743 of revenue from the services agreement with Cohanzick. No comparable revenue was earned during the year ended December 31, 2021 as the service agreement was not in force until the Closing Date. As of December 31, 2022, a receivable of $160,330 related to the services agreement revenue with Cohanzick is included in the due from affiliate amount on the accompanying consolidated balance sheets. Subsequent to the year ended December 31, 2022, this receivable was repaid in full and the corresponding due from affiliate amount has been settled.

License Agreement between CBA and Cohanzick

Pursuant to the Merger Agreement, the Company, through CBA and Cohanzick entered into a license agreement. The license agreement provides CBA with the right to use and occupy certain office space originally leased by Cohanzick from a third-party landlord pursuant to a lease agreement dated November 23, 2018. The initial term of the license agreement runs through the first anniversary of the commencement date of the license agreement and will automatically renew for subsequent one year terms unless otherwise earlier terminated pursuant to the terms thereof. Pursuant to the license agreement, CBA shall pay Cohanzick a fee equal to Licensee’s Share (as defined herein) of the following charges: a monthly base rental and increases in certain taxes and operating expenses. “Licensee’s Share” means for a calendar month that occurs in whole or in part during the term, the fraction, expressed as a percentage, the numerator of which is the number of CBA employees that occupied the licensed premises as of the first business day of such calendar month, and the denominator of which is the number of Cohanzick and CBA employees that occupied the premises as of the first business day of such calendar month, as reasonably determined by Cohanzick.

During the year ended December 31, 2022, CBA paid $25,533 of rental expenses, including utilities, per the license agreement with Cohanzick. No comparable expenses were paid during the year ended December 31, 2021 as the license agreement with Cohanzick was not in force until the Closing Date.

Willow Oak Asset Management, LLC

Services Agreement with Arquitos

The Company, through Willow Oak, was party to a service-based contract with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC, Arquitos Epicus, LP, and Arquitos Capital Offshore Master, Ltd. (collectively “Arquitos”), which are managed by Steven Kiel, the Company’s director, and earned revenue for services provided to Arquitos including: strategic planning, investor relations, marketing, operations, compliance program monitoring and legal coordination, accounting and bookkeeping, annual audit and tax coordination, and liaison to third-party service providers. In exchange for these services, Steven Kiel, through Arquitos, was contracted to perform ongoing consulting services for the benefit of Willow Oak in the following areas: strategic development, marketing, networking, and fundraising. In addition to the foregoing exchange of services, Willow Oak also earned an annual performance revenue fee share through its contract with Arquitos. As of December 31, 2022, this service contract and revenue fee share have expired. During the year ended December 31, 2022, the Company earned $24,451 of revenue through this fund management services arrangement. No comparable activity exists for the year ended December 31, 2021.

Enterprise Diversified, Inc.

Due from Affiliate

Pursuant to the Merger Agreement, Enterprise Diversified agreed to reimburse Cohanzick for certain fees and expenses, comprising primarily of legal and accounting fees incurred as part of the share registration process. These fees were initially recorded and reimbursed for a total of $594,152. Upon further analysis by both parties, it was determined that only $470,329 of these fees were subject to reimbursement in accordance with the Merger Agreement. The initial over payment of these fees, totaling $123,823, has been included within the due from affiliate amount on the accompanying consolidated balance sheets as of December 31, 2022. Subsequent to the year ended December 31, 2022, this over payment was repaid in full and the corresponding due from affiliate amount has been settled.

NOTE 4. MERGER AND BUSINESS COMBINATION WITH CROSSINGBRIDGE ADVISORS, LLC AND ENTERPRISE DIVERSIFIED, INC.

Overview

As previously announced on December 29, 2021, ENDI entered into the Merger Agreement with Enterprise Diversified, Zelda Merger Sub 1, Inc., a Delaware corporation (“First Merger Sub”), Zelda Merger Sub 2, LLC, a Delaware limited liability company (“Second Merger Sub”), CrossingBridge and Cohanzick.

Pursuant to the terms of the Merger Agreement, Enterprise Diversified merged with First Merger Sub, a wholly owned subsidiary of the Company, with Enterprise Diversified being the surviving entity, and CrossingBridge merged with Second Merger Sub, a wholly owned subsidiary of the Company, with CrossingBridge being the surviving entity. In connection with the Mergers, each share of common stock of Enterprise Diversified was converted into the right to receive one share of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Shares” or the “Class A Common Stock”), and Cohanzick, as the sole member of CrossingBridge, received 2,400,000 Class A Common Shares and 1,800,000 shares of Class B common stock, par value $0.0001 per share, of the Company (the “Class B Common Shares” or the “Class B Common Stock”, and together with the Class A Common Shares, the “Common Shares”), a Class W-1 Warrant to purchase 1,800,000 Class A Common Shares (“Class W-1 Warrant” or “W-1 Warrant”) and a Class W-2 Warrant to purchase 250,000 Class A Common Shares (“Class W-2 Warrant” or “W-2 Warrant”). The Class A Common Shares and Class B Common Shares are identical other than the Class B Common Shares: (i) have the right to designate directors (as described below); (ii) shall not be entitled to participate in earnings, dividends or other distributions with respect to the Class A Common Shares; and (iii) shall not receive any assets of the Company in the event of a liquidation and (iv) shall be subject to redemption in certain circumstances. The Class W-1 Warrant and the Class W-2 Warrant issued to Cohanzick may be exercised in whole or in part at any time prior to the date that is five years after the Closing Date, at an exercise price of $8.00 per Class A Common Share, subject to certain adjustments. Each of the warrants may also be exercised on a “cashless” basis at any time at the election of the holder and if not fully exercised prior to the expiration date of the warrant, shall be automatically exercised on a “cashless” basis. In addition, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2022, certain designees of Cohanzick and certain officers, directors and employees of Enterprise Diversified purchased an aggregate of 405,000 Class A Common Shares at a price of $5.369 per share.

Pursuant to the Merger Agreement, Enterprise Diversified agreed to reimburse Cohanzick certain fees and expenses, which amount to $470,329. These fees were reimbursed during the year ended December 31, 2022 and are reported on the consolidated statements of operations as transaction expenses for the year ended December 31, 2022. On the Closing Date, the Company also entered into a registration rights agreement, as amended (as amended, the “Registration Rights Agreement” or “RRA”), with certain stockholders that are deemed to be affiliates of ENDI immediately following the closing of the Mergers, pursuant to which such stockholders’ Class A Common Shares, including the Class A Common Shares underlying any warrants issued in connection with the Mergers, will be registered for resale on a registration statement to be filed by the Company with the SEC under the Securities Act of 1933, as amended.

The holders of the Class B Common Stock, voting together as a single class, have the right to designate a number of directors of the Company’s board of directors (rounded up to the nearest whole number) equal to the percentage of the Company’s common shares beneficially owned by the holders of Class B Common Stock and their affiliates at the time of such designation, provided however, that for purposes of this designation right, the holders of the Company’s Class B Common Stock, voting together as a single class, shall have the right to designate not more than a majority of the members of the Company’s board of directors then in office, and, provided further that so long as holders of Class B Common Stock and their affiliates beneficially own at least 5.0% of the total outstanding common shares of the Company, holders of Class B Common Stock, voting together as a single class, shall have the right to designate at least one director. Any director elected to the Company’s board of directors pursuant to the above provisions of the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) will be referred to as a “Class B Director” and may only be removed by the holders of a majority of the Class B Common Stock.

On the Closing Date, the Company also entered into a stockholder agreement (the “Stockholder Agreement”) with Cohanzick pursuant to which from and after the date that the holders of Class B Common Shares are no longer entitled to elect at least one director to our board of directors pursuant to the Certificate of Incorporation as described above, the following provisions apply: so long as David Sherman, Cohanzick and any of their successors or assigns (collectively, the “Principal Stockholder”) and their Affiliates (as defined in the Stockholder Agreement) beneficially own at least 5% of the Company’s outstanding shares, the Principal Stockholder has the right to designate a number of the Company’s directors of the Company’s board of directors (rounded up to the nearest whole number) equal to the percentage of the Company’s common shares beneficially owned by the Principal Stockholder and its Affiliates at the time of such designation, provided however that for purposes of this designation right, the Principal Stockholder and its Affiliates shall have the right to designate not more than a majority of the members of the Company’s board of directors then in office and, provided further, that so long as the Principal Stockholder and its Affiliates beneficially owns at least 5% of the total outstanding common shares of the Company, its shall have the right to designate at least one director.

On the Closing Date, the Company also entered into a voting agreement (the “Voting Agreement”) with Cohanzick and Steven Kiel and Arquitos Capital Offshore Master, Ltd., in their capacity as the voting party (the “Voting Party”), pursuant to which the Voting Party shall vote all of its securities of the Company entitled to vote in the election of the Company’s directors that such Voting Party or its affiliates own (collectively, the “Voting Shares”) to elect or maintain in office the directors designated by Cohanzick (the “Cohanzick Member Designees”). The Voting Agreement will terminate automatically on the earlier of the date that (i) the holders of the Company’s Class B Common Stock or Cohanzick’s right to designate the Cohanzick Member Designees is terminated or expires for any reason, (ii) Steven Kiel is no longer a member of the Company’s board of directors and (iii) the Voting Party and its affiliates cease to hold any Voting Shares. The Voting Agreement will also terminate automatically with respect to any Voting Shares no longer held by the Voting Party or its affiliates.

The Business Combination is accounted for as a reverse merger business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with CrossingBridge representing the accounting acquiror. Because the Merger qualifies as a reverse acquisition, and given that CrossingBridge was a private company at the time of the Merger and therefore its value was not readily determinable, the fair value of the Merger consideration was deemed to be equal to the fair value of Enterprise Diversified at the Closing Date. As part of the purchase price allocation, the Company engaged an independent third-party valuation consultant. In determining the total consideration for the ASC 805 analysis, the valuation consultant utilized the volume weighted average price of Enterprise Diversified’s stock from the Merger announcement date, December 30, 2021, through the Closing Date. In doing so, the valuation consultant considered that the Company’s stock was very thinly traded and the public float was only approximately 18.0% of total shares. The consultant also noted the book value of equity was approximately $15.1 million, and composed primarily of short-term assets and liabilities, while the market capitalization as of the Closing Date was approximately $14.5 million based on the closing price of $5.49. As a result of these considerations, the valuation consultant determined that the purchase consideration was estimated to be $18,637,576.

Purchase Price Allocation

The following table summarizes the fair values of assets acquired and liabilities assumed as of the Closing Date.

Cash	$15,873,598
Accounts receivable, net	35,027
Note receivable	50,000
Prepaid expenses	51,933
Other current assets	119,785
Fixed assets	3,431
Goodwill	737,869
Intangible assets	1,255,000
Deferred tax assets, net	1,249,556
Accounts payable	(20,506)
Accrued expenses	(513,922)
Deferred revenue	(203,547)
Other current liabilities	(648)
Total consideration	$18,637,576

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

During and as of the three-month period ended December 31, 2022, the Company recorded three measurement period adjustments to the preliminary recorded values assigned to certain Company assets acquired as of the Closing Date. The fair value assigned to the Company’s note receivable was reduced from $300,000 to $50,000, the fair value assigned to the Company’s domain names was reduced from $235,000 to $175,000, and the fair value assigned to the Company’s net deferred tax assets was increased from $0 to $1,249,556. The net changes in fair value, totaling an increase of $939,556, proportionally decreased the balance of residual goodwill from $1,677,425 to $737,869 as of December 31, 2022. These adjustments are the product of expanded valuation analyses performed by management and are incorporated within the values noted in the table above. The Company expects to finalize the fair values of assets acquired and liabilities assumed as soon as practicable, but not later than one year from the Closing Date.

While the total amount of residual goodwill remains preliminary, the Company has assigned the residual goodwill based on an internal analysis that compared the anticipated future economic benefit to be generated by each operating segment with the post-merger carrying value of the respective operating segment. By way of this analysis, management has allocated the balance of the residual goodwill to the CrossingBridge operations segment as of December 31, 2022.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the Closing Date.

Intangible Assets	Estimated Fair Value	Estimated Useful Life (in years)
Customer relationships - Sitestar.net	$490,000	14
Customer relationships - Willow Oak	$510,000	14
Trade Name - Sitestar.net	$40,000	7
Trade Name - Willow Oak	$40,000	7
Internet Domains - Sitestar.net	$175,000	Indefinite

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

The unaudited pro forma financial information for the years ended December 31, 2022 and 2021 combines the historical results of the Company for those periods, the historical results of Enterprise Diversified for the periods prior to the Closing Date, and the effects of the pro forma adjustments discussed above. The unaudited pro forma financial information is as follows:

	Years Ended December 31
	2022	2021
Revenues	$8,264,005	$10,189,328
Net income	1,656,707	2,913,771
Net income per share	$0.46	$0.53

Revenues from the Business Combination recognized by the Company from the Closing Date to December 31, 2022 totaled $367,179.

NOTE 5. FAIR VALUE OF ASSETS AND LIABILITIES

GAAP defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date, and establishes a hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

●

Level I - inputs are quoted prices in active markets as of the measurement date for identical assets and liabilities that the Company has the ability to access. This category includes exchange-traded mutual funds and equity securities;

●

Level II - inputs are inputs other than quoted prices included in Level I that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates or yield curves, that are observable at commonly quoted intervals; this category includes mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities, and derivative contracts; and

●

Level III - inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The measurements are highly subjective.

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

The following table presents information about the Company’s assets measured at fair value as of the years ended December 31, 2022 and December 31, 2021.

	Level I	Level II	Level III
December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Investments in securities, at fair value (cost $5,802,395)	$5,860,688	$-	$-
W-1 Warrant and Class B Common Stock liability, at fair value	-	-	576,000
Total	$5,860,688	$-	$576,000

	Level I	Level II	Level III
December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Investments in securities, at fair value (cost $2,265,489)	$2,265,088	$-	$-
W-1 Warrant and Class B Common Stock liability, at fair value	-	-	-
Total	$2,265,088	$-	$-

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed previously, through Enterprise Diversified, the Company holds Level I investments, among which include shares of CrossingBridge Ultra-Short Duration Fund, CrossingBridge Low Duration High Yield Fund, and CrossingBridge Responsible Credit Fund, which are SEC registered mutual funds for which CBA is the adviser, as well as shares of CrossingBridge Pre-Merger SPAC ETF, which is an ETF also advised by CBA. As of December 31, 2022, Level I investments held by the Company in investment products advised by CBA totaled $4,850,308. The Company’s remaining Level I investments held as of December 31, 2022 includes marketable U.S. fixed income securities. There is no liquidity restriction in connection with these investments held through Enterprise Diversified.

As discussed previously, pursuant to the Merger Agreement, the Company issued 1,800,000 Class B common shares that are mandatorily redeemable upon exercise of the W-1 Warrant. Management has determined that the W-1 Warrant represents an embedded equity-linked feature within the Class B common shares, and therefore is valued in conjunction with the Class B common shares as a long-term liability on the consolidated balance sheets. The value of the W-1 Warrant and Class B common shares is determined using a Black-Scholes pricing model, resulting in a Level III classification. The pricing model considers a variety of inputs at each measurement date including, but not exclusively, the Company’s closing stock price, the Company’s estimated equity volatility over the remaining warrant term, the warrant exercise price, the Company’s annual rate of dividends, the bond equivalent yield, and remaining term of the W-1 Warrant. Additionally, a discount is applied based on an analysis of the underlying marketability of the Company’s Class A common stock with respect to Rule 144 restrictions. This value is remeasured at each reporting date with the change in value flowing through the consolidated statements of operations for the relevant period. The table below represents the relevant inputs used in the value determination as of December 31, 2022 and change in value from the Closing Date to December 31, 2022.

W-1 Warrant and Class B Common Stock
Inputs below are as of December 31, 2022

ENDI Corp. closing stock price	$3.75
Warrant exercise price	$8.00
Estimated equity volatility over remaining term	38.00%
ENDI Corp. annual rate of dividends	0.00%
Bond equivalent yield	3.99%
Remaining term of W-1 Warrant	4.75 years
Discount for lack of marketability	23.00%

August 11, 2022	$1,476,000
Less: Unrealized gains reported in other income	522,000
September 30, 2022	954,000
Less: Unrealized gains reported in other income	378,000
December 31, 2022	$576,000

On the Closing Date, the fair market value of the liability associated with the W-1 Warrant and Class B common shares was recorded for $1,476,000. Subsequently, as of the year ended December 31, 2022, the liability was remeasured to $576,000. This change in value, largely attributed to the fluctuation of the Company’s closing stock price on the last trading day of each measurement date, resulted in the Company recognizing $900,000 of other income related to the “mark-to-market” of the W-1 Warrant on the consolidated statements of operations for the year ended December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes its intangible assets — goodwill, customer relationships, trade names, and domain names — on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the year ended December 31, 2022. No comparable analysis was performed for the year ended December 31, 2021 as the Company did not hold any intangible assets prior to the Closing Date.

As discussed previously, Enterprise Diversified holds promissory notes receivable from Triad DIP Investors, LLC and 847,847 aggregate shares of Triad Guaranty, Inc. common stock. The Company carries the promissory notes on the consolidated balance sheet at fair value, which is reported at $50,000 as of December 31, 2022. As described in Note 4, during the three-month period ended December 31, 2022, the Company recorded a measurement period adjustment to the preliminary recorded fair value assigned to the Company’s Triad DIP Investors, LLC notes receivable, reducing the preliminarily assessed fair value from $300,000 to $50,000, with the decrease in value allocated to the Company’s residual amount of goodwill held as of December 31, 2022. This adjustment was the product of an expanded legal analysis performed by management in December 2022. The fair values assigned to tangible and intangible assets acquired are based on management’s estimates and assumptions and may be subject to change as additional information is received. The Company expects to finalize the fair values of assets acquired and liabilities assumed as soon as practicable, but not later than one year from the Closing Date. The Company periodically reassesses the collectability of its notes receivable if events or circumstances indicate that a note may not be fully recoverable. As of December 31, 2022, the Company attributed no value to its shares of Triad Guaranty, Inc. common stock due to the stocks’ general lack of marketability.

NOTE 6. INTANGIBLE ASSETS AND PROPERTY AND EQUIPMENT

The Company’s intangible assets as of December 31, 2022 are included below.

December 31, 2022

Customer relationships	$1,000,000
Domain names	175,000
Trade names	80,000
1,255,000
Less: accumulated amortization	(31,074)
Intangible assets, net	$1,223,926

The Company did not report any comparable intangible assets as of December 31, 2021.

Amortization expenses on intangible assets during the year ended December 31, 2022 totaled $31,074. There was no comparable amortization expense for the year ended December 31, 2021.

The cost of property and equipment as of December 31, 2022 consisted of the following:

December 31, 2022

Property and equipment	$3,431
Less: accumulated depreciation	(3,431)
Property and equipment, net	$-

The Company did not report any comparable property and equipment as of December 31, 2021.

Depreciation expense was $3,431 for the year ended December 31, 2022. There was no comparable depreciation expense reported for the year ended December 31, 2021.

NOTE 7. SEGMENT INFORMATION

Prior to the Closing Date, the Company operated through a single reportable segment, CrossingBridge operations. Beginning on August 12, 2022 and continuing through the year ended December 31, 2022, the Post-Merger period, the Company operated through four reportable segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations.

The CrossingBridge operations segment includes revenue and expenses derived from investment management and advisory and sub-advisory services.

Beginning on August 12, 2022, the Willow Oak operations segment includes revenues and expenses derived from various joint ventures, service offerings, and initiatives undertaken in the asset management industry.

Beginning on August 12, 2022, the internet operations segment includes revenue and expenses related to our sale of internet access, e-mail and hosting, storage, and other ancillary services. Our internet segment includes revenue generated by operations in both the United States and Canada. Included in accompanying consolidated statements of operations for the year ended December 31, 2022, the internet operations segment generated revenue of $291,472 in the United States and revenue of $14,208 in Canada, respectively. All assets reported under the internet operations segment for the year ended December 31, 2022 are located within the United States.

Beginning on August 12, 2022, the other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the years ended December 31, 2022, and 2021.

Year Ended December 31, 2022	CrossingBridge	Willow Oak	Internet	Other	Consolidated

Revenues	$7,271,332	$61,499	$305,680	$-	$7,638,511
Cost of revenue	-	-	103,843	-	103,843
Operating expenses	3,998,003	172,865	105,115	2,153,767	6,429,750
Other income (expense)	15,611	(692)	(398)	1,263,146	1,277,667
Net income (loss)	3,288,940	(112,058)	96,324	(890,621)	2,382,585
Goodwill	737,869	-	-	-	737,869
Identifiable assets	$955,625	$726,279	$905,395	$18,146,327	$20,733,626

Year Ended December 31, 2021	CrossingBridge	Willow Oak	Internet	Other	Consolidated

Revenues	$4,287,085	$-	$-	$-	$4,287,085
Cost of revenue	-	-	-	-	-
Operating expenses	2,792,222	-	-	-	2,792,222
Other income	15,223	-	-	-	15,223
Net income	1,510,086	-	-	-	1,510,086
Goodwill	-	-	-	-	-
Identifiable assets	$4,053,827	$-	$-	$-	$4,053,827

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2022 and 2021, the Company had no long-term leases that required right-of-use assets or lease liabilities to be recognized.

In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to short-term leases, including its membership agreement through ENDI Corp. and its license agreement through CBA, for the years ended December 31, 2022 and 2021 were $82,996 and $73,382, respectively.

There are no other operating lease costs for the years ended December 31, 2022 and 2021.

Other Commitments

Registration Rights Agreement

As previously reported, on the Closing Date, the Company entered into the RRA with certain stockholders that are deemed to be affiliates of ENDI immediately following the Closing Date, pursuant to which such stockholders’ Class A Common Shares, including the Class A Common Shares underlying any warrants issued in connection with the Mergers, will be registered for resale on a registration statement to be filed by the Company with the SEC under the Securities Act of 1933, as amended. On August 31, 2022, the Company amended the Registration Rights Agreement to extend the deadline by which the Company has to prepare and file or cause to be prepared and filed with the SEC a registration statement under the Securities Act of 1933, as amended, registering certain securities as set forth in the RRA to on or before May 1, 2023.

Litigation & Legal Proceedings

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

On April 12, 2016, Enterprise Diversified filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), Enterprise Diversified’s former CEO and director (prior to December 14, 2015) and an owner of record of Enterprise Diversified’s common stock, alleging, among other things, that the Former CEO engaged in, and caused Enterprise Diversified to engage in, to its detriment, a series of unauthorized and wrongful related party transactions, including: causing Enterprise Diversified to borrow certain amounts from the Former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest; converting certain funds of Enterprise Diversified for personal rent payments to the Former CEO; commingling in land trusts certain real properties owned by Enterprise Diversified and real properties owned by the Former CEO; causing Enterprise Diversified to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO; causing Enterprise Diversified to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive, and making real estate tax payments thereon for the personal benefit of the Former CEO; converting to the Former CEO and/or absconding with five motor vehicles owned by Enterprise Diversified; causing Enterprise Diversified to pay real property and personal property taxes on numerous properties owned personally by the Former CEO; causing Enterprise Diversified to pay personal credit card debt of the Former CEO; causing Enterprise Diversified to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO; and causing Enterprise Diversified to pay the Former CEO’s personal automobile insurance. Enterprise Diversified is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia), and is set and scheduled for trial on September 14, 2023. During and subsequent to the year ended December 31, 2022, the parties engaged in settlement discussions with respect to the case; however, the parties have thus far been unsuccessful in reaching an agreement. Enterprise Diversified intends to move forward with a trial of the case to conclusion should the parties fail to reach a settlement agreement.

NOTE 9. STOCKHOLDERS’ EQUITY

Classes of Shares

As of December 31, 2022, the Company’s Certificate of Incorporation authorizes the issuance of an aggregate of 17,800,000 shares of capital stock of the Company consisting of 14,000,000 authorized shares of Class A Common Stock, par value of $0.0001 per share, 1,800,000 authorized shares of Class B Common Stock, par value of $0.0001 per share, and 2,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”).

Class A Common Stock

As of December 31, 2022, 5,452,383 shares of the Company’s Class A Common Stock were issued and outstanding.

Holders of the Company’s Class A Common Stock are entitled to one vote per share on all matters on which stockholders of the Company generally or holders of the Company’s Class A Common Stock as a separate class are entitled to vote. However, holders of the Company’s Class A Common Stock will have no voting power as to any amendment to Company’s Certificate of Incorporation relating solely to the terms of any outstanding series of ENDI Corp. Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Company’s Certificate of Incorporation or pursuant to the Delaware General Corporation Law (“DGCL”).

Subject to applicable law and the rights, if any, of the holders of any outstanding series of Preferred Stock or any other outstanding class or series of stock of the Company, having a preference over or the right to participate with the Class A Common Stock with respect to the payment of dividends and other distributions in cash, property or shares of stock of the Company, holders of the Company’s Class A Common Stock are entitled to receive such dividends and other distributions in cash, property or shares of ENDI Corp. stock when, as and if declared thereon by the Company’s board of directors from assets or funds legally available therefor. Upon a liquidation, dissolution or winding up of the Company’s affairs, after payment or provision for payment of the debts and other liabilities of the Company and of the preferential and other amounts, if any, to which the holders of ENDI Corp. Preferred Stock shall be entitled, the holders of all outstanding shares of ENDI Corp.’s Class A Common Stock will be entitled to receive, on a pro rata basis, the remaining assets of the Company available for distribution ratably in proportion to the number of shares held by each such stockholder.

Class B Common Stock

As of December 31, 2022, 1,800,000 shares of the Company’s Class B Common Stock were issued and outstanding.

Holders of the Company’s Class B Common Stock are entitled to one vote per share on all matters on which stockholders of the Company generally or holders of Company’s Class B Common Stock as a separate class are entitled to vote . However, holders of the Company’s Class B Common Stock will have no voting power as to any amendment to the Company’s Certificate of Incorporation relating solely to the terms of any outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Company’s Certificate of Incorporation or pursuant to the DGCL. The holders of ENDI Corp.’s Class B Common Stock are not entitled to receive any dividends or other distributions in cash, property, or shares of the Company’s stock and will not be entitled to receive any assets of ENDI Corp. in the event of any liquidation, dissolution, or winding up of the Company’s affairs.

Preferred Stock

As of December 31, 2022, the Company had no issued shares of Preferred Stock.

The voting, dividend, distribution, and any other rights of holders of any series of the Company’s Preferred Stock will be as described in the applicable Certificate of Designation designating such series of Preferred Stock.

NOTE 10. INCOME TAXES

The provision for federal and state income taxes for the year ended December 31, 2022 included the following:

Year Ended December 31,
2022
Current benefit:
Federal	$-
State	-
Deferred benefit:
Federal	186,103
State	5,575
Valuation allowance	-
Total income tax benefit	$191,678

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 are as follows:

December 31, 2022
Deferred tax assets:
Carrying value differences	$203,541
Net operating loss carryforwards	1,475,901
Net deferred tax assets	1,679,442
Deferred tax liabilities:
Carrying value differences	(238,208)
Net deferreds	$1,441,234

A reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the year ended December 31, 2022, is as follows:

Year Ended December 31,
2022
Net income tax (provision) benefit at federal statutory rate of 21%	$172,768
Adjustments to reconcile to the effective rate:
State and local income (tax) benefit, net of federal tax benefits	14,736
W-1 Warrant mark-to-market	189,000
Stock compensation expense	(185,169)
Other	343
Effective income tax (provision) benefit	$191,678

As mentioned in Note 2, in as much as CBA had a single member prior to the Closing Date, it had historically been treated as a disregarded entity for income tax purposes. Consequently, Federal and state income taxes have not been provided for periods prior to the Closing Date as its single member was taxed directly on CBA’s earnings. During 2021, CBA’s historical single member made a pass-through entity tax (“PTET”) election with New York State. The PTET is an optional tax that partnerships or New York S corporations may annually elect to pay on certain income for tax years beginning on or after January 1, 2021. If an eligible partnership or New York S corporation elects to pay the PTET, its partners, members, or shareholders subject to personal income tax may be eligible for a PTET credit on their New York State income tax returns. CBA’s carve-out piece of the 2021 PTET election made by CBA’s historical single member was $112,100 and is included in the due to affiliate balance on the balance sheet as of the year ended December 31, 2021. CBA activity subsequent to the Closing Date will be consolidated within ENDI Corp.’s tax return that will be filed for the year ended December 31, 2022 and has been included in the income tax provision for the year ended December 31, 2022.

GAAP provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $6.8 million. A portion of these carryforwards will expire in various amounts beginning in 2035, however the majority of these carryforwards will not expire as they were generated after December 31, 2017. The Company expects it will be able to use its carryforwards subject to expiration in full prior to 2035. Section 382 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. Net operating losses that arose prior to that ownership change will have limited availability to offset taxable income arising in periods following the ownership change. During the year ended December 31, 2022, the Company performed an analysis to determine if a change of control occurred as a product of the Business Combination, and has determined that a change of control is more likely than not to have occurred on August 11, 2022. Under Section 382, net operating loss carryforwards that arose prior to the ownership change will have limited availability to offset taxable income arising in future periods following the ownership change. Section 382 imposes multiple separate and distinct limits on the utilization of pre-change of control net operating losses based on the fair market value of the Company immediately prior to the change of control, as well as certain activities that may or may not occur during the 60 months immediately following the change of control. While the majority of the Company’s historic net operating losses will be limited to an annual threshold, the majority of historic net operating losses also will not be subject to future expiration. As of the year ended December 31, 2022, the Company has not provided a valuation allowance against its net operating losses as the Company expects to be able to use its net operating losses in full to offset future taxable income generated by the Company.

As described further in Note 4, during the three-month period ended December 31, 2022, the Company recorded a measurement period adjustment to the preliminary recorded fair value assigned to the Company’s acquired net deferred tax assets on the Closing Date. The fair value of acquired net deferred tax assets was increased from $0 to $1,249,556, with the corresponding decrease allocated to the Company’s residual amount of goodwill as of December 31, 2022. This adjustment was the product of the Section 382 analysis described above.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. There was no unrecognized tax benefit as of  December 31, 2022. The Company does not expect that its uncertain tax positions will materially change in the next 12 months. No liability related to uncertain tax positions is recorded on the accompanying financial statements related to uncertain tax positions.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. To the extent of the Company’s tax loss carryovers, the Company’s federal and state tax returns will be subject to examination by the tax authorities from the earliest years in which such tax attributes arise. While the amount of those tax loss carryovers continues to be subject to adjustment, any assessment of additional tax for those prior years is generally barred, except for the three most recent years (federal) or four most recent years (state). Tax contingencies are based upon their technical merits, relative law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

During the year ended December 31, 2022, the Company reported $191,678 of income tax benefit as a result of the change in net deferred tax assets. As noted above, due to CBA’s disregarded status for periods prior to the Closing Date, no comparable income tax expenses existed for the year ended December 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company, through eBuild, made a capital contribution of $955,266, representing approximately a 3% ownership stake, in a private company that operates in the e-commerce space.

Management has evaluated all subsequent events from December 31, 2022, through March 30, 2023, the date the consolidated financial statements were issued. Management concluded that no additional subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.