Form 10-Q
period 2023-03-31
ENDI Corp.
filed 2023-05-15
CIK 1908984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s Class A Common Stock, $0.0001 par value, as of May 12, 2023 is 5,452,383 and the number of shares outstanding of the issuer’s Class B Common Stock, $0.0001 par value, as of May 12, 2023 is 1,800,000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan,” “project,” and similar expressions and variations thereof, including the negative of these terms, identify such forward-looking statements which speak only as of the dates on which they were made. The forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including, but not limited to, changes in economic and market conditions, lack of acceptance of our products, maintenance of strategic alliances, and other factors discussed in our filings with the Securities and Exchange Commission (the “SEC”).

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

The reporting period covered by this Quarterly Report on Form 10-Q for the three-month period ended March 31, 2023 reflects the standalone business of CrossingBridge prior to the Closing Date of the Mergers and the three-month period ended March 31, 2022, and reflects the consolidated business of the Company, including CrossingBridge and Enterprise Diversified for the three-month period ended March 31, 2023 and as of December 31, 2022.

On the Closing Date, Enterprise Diversified and CrossingBridge became wholly owned subsidiaries of ENDI as a result of the Mergers (collectively with the other transactions described in the Merger Agreement, the “Business Combination”). The Business Combination is accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, with CrossingBridge representing the accounting acquiror. Following Financial Accounting Standards Board guidance related to the accounting for reverse acquisitions, CrossingBridge’s historical carve-out financial statements replaced the Company’s (as the successor registrant to Enterprise Diversified) historical financial statements. Accordingly, the capital structure, and per share amounts presented in CrossingBridge’s historical carve-out financial statements for the periods prior to the Closing Date have been recast to reflect the capital activity in accordance with the Merger Agreement. CrossingBridge’s historical carve-out financial statements for the three-month period ended March 31, 2022, reflecting the recasting, are included as part of the condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q.

The CrossingBridge carve-out for activity prior to the Closing Date, including the three-month period ended March 31, 2022, is part of the Cohanzick financial statements. Prior to the consummation of the Mergers, CBA was a 100%, wholly owned subsidiary of Cohanzick. The historical financial carve-out statements of CBA reflect the assets, liabilities, revenue, and expenses directly attributable to CBA, as well as allocations deemed reasonable by management, to present the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA on a stand-alone basis and do not necessarily reflect the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA in the future or what they would have been had CBA been a separate, stand-alone entity during the periods presented that include activity prior to the Closing Date.

Unless the context otherwise requires, and when used in this Quarterly Report on Form 10-Q, the “Company,” “ENDI,” “ENDI Corp.,” “we,” “our,” or “us” refers to ENDI Corp. individually, or as the context requires, collectively with its subsidiaries as of and after the Closing Date, and to CrossingBridge for the periods up to the Closing Date, due to the determination that CrossingBridge represents the accounting acquiror.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDI CORP.

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$ 9,801,659	$ 10,690,398
Investments in securities, at fair value	6,408,355	5,860,688
Accounts receivable, net	772,859	744,638
Prepaids	102,372	91,473
Note receivable	384,400	50,000
Due from affiliate	-	123,823
Other current assets	34,929	57,446
Total current assets	17,504,574	17,618,466

Long-term Assets
Goodwill	737,869	737,869
Intangible assets, net	1,203,211	1,223,926
Investments in private companies, at cost	1,405,266	450,000
Deferred tax assets, net	1,409,001	1,441,234
Total long-term assets	4,755,347	3,853,029
Total assets	$ 22,259,921	$ 21,471,495

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 12,209	$ 71,306
Accrued compensation	401,625	23,342
Accrued expenses	378,665	260,185
Deferred revenue	168,047	156,859
Other current liabilities	970	1,110
Total current liabilities	961,516	512,802

Long-term Liabilities
Class W-1 Warrant and redeemable Class B Common Stock	828,000	576,000
Total long-term liabilities	828,000	576,000
Total liabilities	1,789,516	1,088,802

Stockholders' Equity
Preferred stock, $0.0001 par value, 2,000,000 and 30,000,000 shares authorized, respectively; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 14,000,000 and 10,000,000 shares authorized, respectively; 5,452,383 and 2,400,000 shares issued and outstanding, respectively	545	545
Additional paid-in capital	20,299,218	20,217,472
Retained earnings	170,642	164,676
Total stockholders' equity	20,470,405	20,382,693
Total liabilities and stockholders' equity	$ 22,259,921	$ 21,471,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,
	2023	2022
Revenues
Revenues - CrossingBridge	$1,727,254	$1,707,124
Revenues - Willow Oak	24,513	-
Revenues - internet	186,162	-
Total revenues	1,937,929	1,707,124

Cost of Revenues
Cost of revenues - internet	60,751	-
Total cost of revenues	60,751	-

Gross Profit
Gross profit - CrossingBridge	1,727,254	1,707,124
Gross profit - Willow Oak	24,513	-
Gross profit - internet	125,411	-
Total gross profit	1,877,178	1,707,124

Operating Expenses
Compensation and benefits	1,149,730	756,643
Stock compensation expenses	81,746	-
Computer expenses	46,769	28,878
Insurance	29,555	34,358
Fund distribution, custody, and administrative expenses	65,273	47,972
Professional fees	557,993	1,200
Research	2,844	3,871
Travel and entertainment	90,749	12,078
Transaction expenses	-	-
Other operating expenses	134,558	57,665
Total operating expenses	2,159,217	942,665

Income from operations before income taxes	(282,039)	764,459

Other Income (Expenses)
W-1 Warrant mark-to-market	(252,000)	-
Note receivable revaluation	334,400	-
Interest and dividend income	112,114	9,799
Realized gains on investments	21,430	-
Unrealized gains (losses) on investments	104,451	(12,641)
Other expenses, net	(157)	-
Total other income (expenses)	320,238	(2,842)

Income tax expense	(32,233)	-

Net income	$5,966	$761,617

Net (loss) income per share, basic and diluted	$0.00	$0.32
Weighted average number of shares, basic and diluted	5,457,983	2,400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity

Balance December 31, 2022	5,452,383	$545	$20,217,472	$164,676	$20,382,693
Net income	-	-	-	5,966	5,966
Stock compensation expense	-	-	81,746	-	81,746
Balance March 31, 2023	5,452,383	$545	$20,299,218	$170,642	$20,470,405

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity

Balance December 31, 2021	2,400,000	$240	$-	$591,669	$591,909
Net income	-	-	-	761,617	761,617
Balance March 31, 2022	2,400,000	$240	$-	$1,353,286	$1,353,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income	$5,966	$761,617
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Note receivable revaluation	(334,400)	-
Other income from W-1 Warrant mark-to-market	252,000	-
Stock based compensation	81,746	-
Amortization and depreciation	20,715	-
(Increase) decrease in:
Accounts receivable	(28,221)	(138,606)
Prepaids	(10,899)	-
Other current assets	22,517	4,567
Deferred tax assets, net	32,233	-
Increase (decrease) in:
Accounts payable	(59,097)	-
Accrued compensation	378,283	-
Accrued expenses	118,480	321,717
Deferred revenue	11,188	-
Other current liabilities	(140)	-
Net cash provided by operating activities	490,371	949,295

Cash flows from investing activities:
(Increase) decrease in investments	(547,667)	2,849
Investment in private company	(955,266)	-
Net cash (used in) provided by investing activities	(1,502,933)	2,849

Cash flows from financing activities:
Decrease in due from affiliate	123,823	-
Decrease in due to affiliate	-	(1,582,396)
Net cash provided by (used in) financing activities	123,823	(1,582,396)

Net decrease in cash	(888,739)	(630,252)

Cash and cash equivalents at beginning of the period - January 1	10,690,398	1,272,924
Cash and cash equivalents at end of the period - March 31	$9,801,659	$642,672

Non-cash and other supplemental information:
None

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

The reporting period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2023 reflects the standalone business of CrossingBridge prior to the Closing Date of the Mergers and the three-month period ended March 31, 2022, and reflects the consolidated business of the Company, including CrossingBridge and Enterprise Diversified for the period ended March 31, 2023 and as of December 31, 2022.

On the Closing Date, Enterprise Diversified and CrossingBridge became wholly owned subsidiaries of ENDI as a result of the Mergers (collectively with the other transactions described in the Merger Agreement, the “Business Combination”). The Business Combination is accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, with CrossingBridge representing the accounting acquiror.

Prior to the Closing Date, including during the period ended March 31, 2022, the Company operated through a single reportable segment, CrossingBridge operations. Beginning on the Closing Date through the year ended December 31, 2022, the post-Merger period, and continuing through the current period ended March 31, 2023, the Company operated through four reportable segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

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

As of March 31, 2023, CBA serves as an adviser to its four proprietary products and sub-adviser to two additional products. As of March 31, 2023, the assets under management (“AUM”) for CBA, including advised and sub-advised funds, were in excess of $1.3 billion. The investment strategies for CBA include: ultra-short duration, low duration high yield, responsible credit, and special purpose acquisition companies (“SPACs”). These strategies primarily employ high yield and investment grade corporate debt, as well as credit opportunities in event-driven securities, post reorganization investments, and stressed and distressed debt.

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

Through eBuild, the Company also operates SPACinformer.com (“SPACinformer”), an electronic newsletter service focusing primarily on the aggregation and distribution of publicly-available SPAC data, news, and analytics. During the period ended March 31, 2023, SPACinformer did not contribute material revenue or expenses to eBuild under the other operations segment.

On September 8, 2022, through eBuild, the Company made a capital contribution of $450,000, representing approximately a 10% ownership stake, in a start-up phase private company that operates in the consumer beverage product space. This investment is carried at its cost basis of $450,000 as of March 31, 2023.

On March 16, 2023, through eBuild, the Company made a capital contribution of $955,266, representing approximately a 3% ownership stake, in a private company that operates in the consumer products e-commerce space fulfilled by Amazon. This investment is carried at its cost basis of $955,266 as of March 31, 2023.

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, Enterprise Diversified entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. Triad Guaranty, Inc. exited bankruptcy in April 2018, and Enterprise Diversified was subsequently issued an amended and restated promissory note. As of December 31, 2022, Enterprise Diversified reported $50,000 of promissory note receivables, measured at fair value, from Triad DIP Investors, LLC, and 847,847 aggregate shares of Triad Guaranty, Inc. common stock. As of March 31, 2023, the Company attributed no value to its shares of Triad Guaranty, Inc. common stock held due to the stocks’ general lack of marketability. See Note 5 for more information.

On January 9, 2023, Enterprise Diversified was issued a second amended and restated promissory note by Triad DIP Investors, LLC. Amended terms to the promissory note include an increase in the interest rate from 12% to 18% per annum, with unpaid historical accrued interest and future monthly accrued and unpaid interest to be capitalized and added to the then-outstanding principal balance on the last business day of each month. Further, the maturity date of the note was extended from December 31, 2022 to April 30, 2023, with early payoff permitted. Also during the three-month period ended March 31, 2023, Triad notified the Company that it was able to secure a new financing resource that was not previously available to Triad. Subsequent to March 31, 2023, the Company received repayment of the full historical principal balance and accrued interest related to the second amended and restated promissory note receivable, which was greater than the Company’s historical recorded carrying amount of $50,000 as of December 31, 2022. Given these developments, the Company recognized $334,000 of other income related to the remeasured fair market value of the note receivable, which is included on the unaudited condensed consolidated statements of operations for the period ended March 31, 2023. As of March 31, 2023, the Company reported $384,400 on the condensed consolidated balance sheets related to the value of its promissory note receivable.

Corporate Operations

Corporate operations include any revenue or expenses derived from the Company’s corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Also included under corporate operations is investment activity earned through the reinvestment of corporate cash. Corporate investments are typically short-term, highly liquid investments, including vehicles such as mutual funds, ETFs, commercial paper, and corporate and municipal bonds. During the year ended December 31, 2022, through Enterprise Diversified under the other operations segment, the Company invested a total of $4,500,000 among three CrossingBridge mutual funds: the CrossingBridge Responsible Credit Fund, the CrossingBridge Ultra Short Duration Fund, and the CrossingBridge Low Duration High Yield Fund. The Company also routinely invests in the CrossingBridge Pre-Merger SPAC ETF through its other operations segment as well, which as of March 31, 2023, totaled $511,672. There are no liquidity restrictions in connection with these investments and any intercompany revenue and expenses have been eliminated in consolidation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and those entities in which it otherwise has a controlling financial interest as of and for the period ended March 31, 2023, including: CrossingBridge Advisors, LLC, and for the Post-Merger period beginning on August 12, 2022, Bonhoeffer Capital Management, LLC, eBuild Ventures, LLC, Enterprise Diversified, Inc., Sitestar.net, Inc., Willow Oak Asset Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC, Willow Oak Asset Management Fund Management Services, LLC, and Willow Oak Capital Management, LLC.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited carve-out financial statements and notes previously filed in our Registration Statement on Form S-4 initially filed with the SEC on February 3, 2022, as subsequently amended and declared effective by the SEC on July 14, 2022. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2023 and the results of operations for the three-month periods ended March 31, 2023 and 2022.

Following Financial Accounting Standards Board guidance related to the accounting for reverse acquisitions, CrossingBridge’s historical carve-out financial statements replaced the Company’s (as the successor registrant to Enterprise Diversified) historical financial statements. Accordingly, the capital structure, and per share amounts presented in CrossingBridge’s historical carve-out financial statements for the periods prior to the Closing Date have been recast to reflect the capital activity in accordance with the Merger Agreement. CrossingBridge’s historical carve-out financial statements for the three-month period ended March 31, 2022, reflecting the recasting, are included as part of the unaudited interim condensed consolidated financial statements presented in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.

The CrossingBridge Advisors, LLC carve-out for activity prior to the Closing Date, including the three-month period ended March 31, 2022, is part of the Cohanzick financial statements. Prior to the Closing Date of the Mergers, CBA was a wholly owned subsidiary of Cohanzick. The historical financial carve-out statements of CBA reflect the assets, liabilities, revenue, and expenses directly attributable to CBA, as well as allocations deemed reasonable by management, to present the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA on a stand-alone basis and do not necessarily reflect the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA in the future or what they would have been had CBA been a separate, stand-alone entity during the periods presented that include activity prior to the Closing Date.

Use of Estimates

In accordance with GAAP the preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including, among other items, those related to fair value of investments, revenue recognition, accrued expenses, financing operations, fair value of goodwill, fixed asset lives and impairment, lease right-of-use assets and impairment, deferred tax assets, liabilities and valuation allowance, other assets, the present value of lease liabilities, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. These accounting policies are described at relevant sections in the notes to the unaudited condensed consolidated financial statements.

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

As of March 31, 2023 and December 31, 2022, allowances offsetting gross accounts receivable on the accompanying condensed consolidated balance sheets totaled $3,239 and $2,283, respectively. For the three-month periods ended March 31, 2023 and 2022, bad debt expenses totaled $1,244 and $0, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company tests its goodwill annually as of December 31, or more often if events and circumstances indicate that those assets might not be recoverable. As of March 31, 2023 and December 31, 2022, the Company reported $737,869 of goodwill under the CrossingBridge operations segment. None of the Company’s recorded goodwill is tax deductible. The fair values assigned to tangible and intangible assets acquired as part of the Mergers are based on management’s estimates and assumptions and may be subject to change as additional information is received. The Company expects to finalize the fair values of assets acquired and liabilities assumed as soon as practicable, but not later than one year from the Closing Date.

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

Intangible assets (other than goodwill) consist of customer relationships, trade names, and domain names held under the Willow Oak and internet operations segments. As of March 31, 2023, the Company owned 242 domain names. When management determines that material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses estimated future undiscounted cash flows of the related intangible asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. As of the period ended March 31, 2023, the Company reported $523,659 and $679,552 of intangible assets, net of amortization, under the Willow Oak and internet operations segments, respectively.

As a result of the Company’s impairment testing of goodwill and other intangible assets on December 31, 2022, the Company determined that there was no impairment adjustment necessary.

Amortization expenses on intangible assets during the three-month period ended March 31, 2023 totaled $20,715. There was no comparable amortization expense for the three-month period ended March 31, 2022.

W-1 Warrant and Redeemable Class B Common Stock

Pursuant to the Merger Agreement, the Company issued 1,800,000 Class B common shares that are mandatorily redeemable upon exercise of the W-1 Warrant, which provides the holder the ability to purchase 1,800,000 Class A Common Shares at certain terms. Management has determined that the W-1 Warrant represents an embedded equity-linked feature within the Class B common shares, and therefore is valued in conjunction with the Class B common shares. The value of the W-1 Warrant and Class B common shares is determined using a Black-Scholes pricing model and is classified as a long-term liability on the condensed consolidated balance sheets. The value is remeasured at each reporting date with the change in value flowing through the unaudited condensed consolidated statements of operations for the relevant period. As of December 31, 2022, the liability associated with the W-1 Warrant and Class B common shares was valued at $576,000. Subsequently, as of the period ended March 31, 2023, the liability associated with the W-1 Warrant and Class B common shares was valued at $828,000. This change in value resulted in the Company recognizing $252,000 of other expenses related to the “mark-to-market” of the W-1 Warrant on the unaudited condensed consolidated statements of operations for the three-month period ended March 31, 2023. See Note 4 for additional terms of the W-1 Warrant and Class B common shares.

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

Stock Compensation Expense

The board of directors of the Company adopted the ENDI Corp. 2022 Omnibus Equity Incentive Plan, dated December 19, 2022 (the “2022 Plan”), which remains subject to approval by the Company’s stockholders at the 2023 Annual Meeting scheduled for May 22, 2023 (“2023 Annual Meeting”). On February 28, 2023 (the “Grant Date”), the Company granted (i) restricted stock units, and (ii) restricted Class A common stock. Each grant remains contingent on the approval of the 2022 Plan by Company stockholders. If the 2022 Plan is not approved by the stockholders at the 2023 Annual Meeting scheduled for May 22, 2023, then the grants of restricted stock units and restricted stock will be automatically forfeited and deemed null and void. Vested restricted stock unit awards will be settled by the Company in the form of cash or the issuance and delivery of shares of Company common stock in the year following the year the awards have become vested, but no later than March 15 of the following year. The Company has elected to ratably recognize the stock compensation expense associated with its outstanding equity awards over each award’s respective vesting period. Equity awards are valued on their respective Grant Date at fair market value, the then current trading value of the Company’s Class A Common Stock, and are not subject to future revaluation. On the Grant Date, the closing stock price of the Company’s Class A Common Stock was $4.35.

The table below further details the awards granted on February 28, 2023 (which, as described above, are still subject to, and contingent on, the approval of the 2022 Plan by the Company’s stockholders at the 2023 Annual Meeting), and represents the number of outstanding awards and the relevant income statement impact as of and during the three-month period ended March 31, 2023.

Award Type	Number of Awards Outstanding	Vesting Schedule	Income Statement Impact
Restricted stock units	99,766	25% on the second anniversary of January 1, 2023, and thereafter in three equal installments on the subsequent three anniversaries of the initial vesting date, with 100% of the restricted stock vested on the fifth anniversary of the initial vesting, subject to the recipient’s continuous employment.	$7,233
Restricted stock units	15,750	Fully vested on the date of grant.	68,513
Restricted stock	82,761	25% on the second anniversary of January 1, 2023, and thereafter in three equal installments on the subsequent three anniversaries of the initial vesting date, with 100% of the restricted stock vested on the fifth anniversary of the initial vesting, subject to the recipient’s continuous employment.	6,000
Total outstanding awards	198,277		$81,746

Leases

The Company records right-of-use assets and lease liabilities arising from both financing and operating leases that contain terms extending longer than one year. The Company does not recognize right-of-use assets or lease liabilities for short-term leases (those with original terms of 12 months or less). In making its determinations, the Company combines lease and non-lease elements of its leases.

Concentration of Revenue

CBA is the adviser to four registered investment companies under the CrossingBridge Family of Funds. The advised funds are the CrossingBridge Low Duration High Yield Fund, CrossingBridge Ultra-Short Duration Fund, CrossingBridge Responsible Credit Fund, and the CrossingBridge Pre-Merger SPAC ETF. The combined AUM for these advised funds was approximately $626 million and $724 million as of March 31, 2023 and 2022, respectively. CBA is also the sub-adviser to two 1940 Act registered mutual funds with AUM totaling approximately $723 million and $822 million as of March 31, 2023 and 2022, respectively. Finally, CBA also earns revenue through a service agreement with a related party. See Note 3 for more information on the terms of the service agreement.

CBA fee revenues earned from advised funds, sub-advised funds, and service agreements for the three-month periods ended March 31, 2023 and 2022 included in the accompanying unaudited condensed consolidated statements of operations are detailed below.

	Three-Month Period Ended March 31,
CrossingBridge Operations Revenue	2023	2022

Advised fund fee revenue	$1,025,464	$999,258
Sub-advised fund fee revenue	547,926	707,866
Service fee revenue	153,864	-
Total fee revenue	$1,727,254	$1,707,124

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

A summary of revenue earned through Willow Oak operations during the three-month period ended March 31, 2023 and included on the accompanying unaudited condensed consolidated statements of operations for the three-month period ended March 31, 2023 are detailed below:

Willow Oak Operations Revenue	Three-Month Period Ended March 31, 2023

Management fee revenue	$15,167
Fund management services revenue	9,346
Performance fee revenue	-
Total revenue	$24,513

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue recorded under the internet operations segment as of March 31, 2023 and December 31, 2022 was $168,047 and $156,859, respectively. During the three-month period ended March 31, 2023, $70,744 of revenue was recognized from prior-year contract liabilities (deferred revenue). The internet operations segment did not have comparable activity for the three-month period ended March 31, 2022.

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

As of March 31, 2023, the Company reported $1,409,001 of net deferred tax assets on the condensed consolidated balance sheets. These net deferred tax assets consist primarily of historic net operating losses that were acquired by the Company as part of the Business Combination, as well as post-closing activity which includes certain deferred tax assets and liabilities that were not previously recognized when CrossingBridge was a nontaxable entity. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), the Company has performed an analysis to determine if a change of control occurred as a result of the Business Combination and has determined that a change of control is more likely than not to have occurred on August 11, 2022. Under Section 382, net operating loss carryforwards that arose prior to the ownership change will have limited availability to offset taxable income arising in future periods following the ownership change. Section 382 imposes multiple separate and distinct limits on the utilization of pre-change of control net operating losses based on the fair market value of the Company immediately prior to the change of control, as well as certain activities that may or may not occur during the 60 months immediately following the change of control. While the majority of the Company’s historic net operating losses will be limited to an annual threshold, the majority of historic net operating losses also will not be subject to future expiration. As of the period ended March 31, 2023, the Company has not provided a valuation allowance against its net operating losses as the Company expects to be able to use its net operating losses in full to offset future taxable income generated by the Company.

In as much as CBA had a single member prior to the Closing Date, it had historically been treated as a disregarded entity for income tax purposes. Consequently, Federal and state income taxes have not been provided for periods prior to the Closing Date, including the three-month period ended March 31, 2022, as its single member was taxed directly on CBA’s earnings. CBA activity subsequent to the Closing Date was consolidated within ENDI Corp.’s tax return that will be filed for the year ended December 31, 2022 and was included in the income tax provision for the year ended December 31, 2022.

During the three-month period ended March 31, 2023, the Company reported $32,233 of income tax expenses. As noted above, due to CBA’s disregarded status for periods prior to the Closing Date, no comparable income tax expenses existed for the three-month period ended March 31, 2022.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Included in the basic income (loss) per share for the three-month period ended March 31, 2023, in addition to the number of shares of common stock outstanding, are 15,750 shares underlying common stock equity incentives awarded pursuant to the Company’s 2022 Plan, subject to the approval of the 2022 Plan by the Company’s stockholders at the 2023 Annual Meeting. These shares represent equity awards in the form of restricted stock units that will become fully vested upon stockholder approval of the 2022 Plan at the 2023 Annual Meeting.

In periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potentially dilutive common shares is anti-dilutive. In periods of net income, diluted earnings per share is computed using the more dilutive of the “two-class method” or the “treasury method.” Dilutive earnings per share under the “two-class method” is calculated by dividing net income available to common stockholders as adjusted for the participating securities, by the weighted-average number of shares outstanding plus the dilutive impact of all other potentially dilutive common shares, consisting primarily of common shares underlying the Class W-1 and W-2 Warrants issued pursuant to the Merger Agreement. Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potentially dilutive common shares, consisting primarily of common shares underlying the Class W-1 and W-2 Warrants issued pursuant to the Merger Agreement.

The number of potentially dilutive shares for the period ended March 31, 2023, consisting of the Class W-1 and W-2 Warrants issued pursuant to the Merger Agreement, was 2,050,000. There were no potentially dilutive shares for the period ended March 31, 2022. None of the potentially dilutive securities had a dilutive impact during the three-month period ended March 31, 2023.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate should now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayments. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. In November 2019, the FASB issued further guidance on expected recoveries for purchased financial assets with credit deterioration, and transition refiled for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company currently expects that the adoption of this guidance may change the way it assesses the collectability of its receivables and recoverability of other financial instruments. The Company adopted this guidance as of January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. This update simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. This new guidance is required to be adopted by public entities in years beginning after December 15, 2023, with early adoption permitted. The Company adopted this guidance as of January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

CrossingBridge Advisors, LLC

Historical Shared Expenses Prior to Consummation of the Merger

The Company, through CrossingBridge, and its majority shareholder, Cohanzick, the historical sole member of CBA that is majority owned by the Company’s CEO and director, David Sherman, shared certain staff, office facilities, and administrative services. The parties involved had agreed to allocate these expenses based on the AUM of each party for activity occurring prior to the consummation of the Merger. These allocated expenses are reported under the CrossingBridge operations segment in the accompanying unaudited condensed consolidated statements of operations in the categories for which the utilization of services relates. A summary of the expenses allocated from Cohanzick to CBA for the three-month period ended March 31, 2022 is noted below. There is no comparable activity for the quarterly period ended March 31, 2023, because Post-Merger there were no CBA expenses allocated in this manner.

	Three-Month Period Ended March 31,
Cohanzick Management Expense Allocation	2023	2022

Employee compensation and benefit expenses allocated	$-	$426,996
Owner compensation and benefit expenses allocated	-	329,647
Other allocated expenses	-	127,195
Total allocated expenses	$-	$883,838

There was no due to affiliate balance between CBA and Cohanzick reported on the Company’s condensed consolidated balance sheets as of the periods ended March 31, 2023 and December 31, 2022. Any due to affiliate balance is due 13 months after the calendar year-end upon 60 days’ written notice. If no notice is given, the date payment is due would extend for another 12 months with 0% interest. Repayments made during the three-month period ended March 31, 2022 by CBA to Cohanzick, for allocated expenses recorded during the year ended December 31, 2021, totaled $1,756,334.

Services Agreement with Cohanzick

In connection with the closing of the Merger, CrossingBridge entered into a Services Agreement (the “Services Agreement”) with Cohanzick pursuant to which CrossingBridge will make available to Cohanzick certain of its employees to provide investment advisory, portfolio management and other services to Cohanzick and, through Cohanzick, to Cohanzick’s clients. Any such individuals will be subject to the oversight and control of Cohanzick, and any services so provided to Cohanzick or a client of Cohanzick will be provided by such CBA employees in the capacity of a supervised person of Cohanzick. Cohanzick additionally may use the systems of CBA or its affiliates for its daily operations; provided that appropriate policies, procedures, and other safeguards are established to assure that (a) the books and records of each of CBA and Cohanzick are created and maintained in a manner so as to be clearly separate and distinct from those of the other person and the clients of such person, and (b) confidential client and/or other material non-public information relating to the investment advisory activities of CBA or Cohanzick, as applicable, or other proprietary information regarding either such person or its clients, is safeguarded and maintained for the benefit of such person. As consideration for its services, Cohanzick will pay CBA a quarterly fee equal to 0.05% per annum of the monthly weighted average AUM during such quarter with respect to all clients for which Cohanzick has full investment discretion. Cohanzick and CrossingBridge will also split the payment of certain costs of other systems which use is shared between Cohanzick and CrossingBridge. The initial term of the agreement is one year from the Closing Date. The Services Agreement shall continue until terminated pursuant to its terms. Specifically, after the one year anniversary of the execution of such agreement, either party may terminate the Services Agreement upon at least 120 days’ prior written notice to the other party. Notwithstanding the foregoing, either party may terminate the Services Agreement at any time upon written notice following a material breach of the Services Agreement by other party that remains uncured for at least 30 days after the other party receives notice of, or otherwise reasonably should have been aware of, the material breach.

During the three-month period ended March 31, 2023, CBA earned $153,864 of revenue from the Services Agreement with Cohanzick. No comparable revenue was earned during the three-month period ended March 31, 2022 as the Services Agreement was not in force until the Closing Date. As of March 31, 2023, a receivable of $153,864 related to the Services Agreement revenue is included in accounts receivable on the accompanying condensed consolidated balance sheets. All Services Agreement receivable amounts recorded of the year ended December 31, 2022, totaling $160,330, were collected during the three-month period ended March 31, 2023.

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

During the three-month period ended March 31, 2023, CBA paid $21,814 of rental expenses, including utilities, per the license agreement with Cohanzick. No comparable expenses were paid during the three-month period ended March 31, 2022 as the license agreement with Cohanzick was not in force until the Closing Date.

Enterprise Diversified, Inc.

Due from Affiliate

Pursuant to the Merger Agreement, Enterprise Diversified agreed to reimburse Cohanzick for certain fees and expenses, comprising primarily of legal and accounting fees incurred as part of the share registration process. These fees were initially recorded and reimbursed for a total of $594,152 during the year ended December 31, 2022. Upon further analysis by both parties, it was determined that only $470,329 of these fees were subject to reimbursement in accordance with the Merger Agreement. The initial over payment of these fees, totaling $123,823, has been included within the due from affiliate amount on the accompanying condensed consolidated balance sheets as of December 31, 2022. During the three-month period ended March 31, 2023, this over payment was repaid in full and the corresponding due from affiliate amount has been settled.

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

Pursuant to the Merger Agreement, Enterprise Diversified agreed to reimburse Cohanzick certain fees and expenses, which amount to $470,329. These fees were reimbursed during the year ended December 31, 2022 and were reported on the consolidated statements of operations as transaction expenses for the year ended December 31, 2022. On the Closing Date, the Company also entered into a registration rights agreement, (as amended, the “Registration Rights Agreement” or “RRA”), with certain stockholders that are deemed to be affiliates of ENDI immediately following the closing of the Mergers, pursuant to which such stockholders’ Class A Common Shares, including the Class A Common Shares underlying any warrants issued in connection with the Mergers, will be registered for resale on a registration statement to be filed by the Company with the SEC under the Securities Act of 1933, as amended.

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

The Business Combination is accounted for as a reverse acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with CrossingBridge representing the accounting acquiror. Because the Merger qualifies as a reverse acquisition, and given that CrossingBridge was a private company at the time of the Merger and therefore its value was not readily determinable, the fair value of the Merger consideration was deemed to be equal to the fair value of Enterprise Diversified at the Closing Date. As part of the purchase price allocation, the Company engaged an independent third-party valuation consultant. In determining the total consideration for the ASC 805 analysis, the valuation consultant utilized the volume weighted average price of Enterprise Diversified’s stock from the Merger announcement date, December 30, 2021, through the Closing Date. In doing so, the valuation consultant considered that the Company’s stock was very thinly traded and the public float was only approximately 18.0% of total shares. The consultant also noted the book value of equity was approximately $15.1 million, and composed primarily of short-term assets and liabilities, while the market capitalization as of the Closing Date was approximately $14.5 million based on the closing price of $5.49. As a result of these considerations, the valuation consultant determined that the purchase consideration was estimated to be $18,637,576.

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

The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is primarily attributed to the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized including expected synergies and the assembled workforce in place. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The primary areas where provisional amounts have been used relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, note receivable, deferred income tax assets and liabilities, and residual goodwill.

During the Post-Merger period, the Company recorded three measurement period adjustments to the preliminary recorded values assigned to certain Company assets acquired as of the Closing Date. The fair value assigned to the Company’s note receivable was reduced from $300,000 to $50,000, the fair value assigned to the Company’s domain names was reduced from $235,000 to $175,000, and the fair value assigned to the Company’s net deferred tax assets was increased from $0 to $1,249,556. The net changes in fair value, totaling an increase of $939,556, proportionally decreased the balance of residual goodwill from $1,677,425 to $737,869 as of December 31, 2022. These adjustments are the product of expanded valuation analyses performed by management and are incorporated within the values noted in the table above. The Company expects to finalize the fair values of assets acquired and liabilities assumed as soon as practicable, but not later than one year from the Closing Date.

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

The unaudited pro forma financial information for the three-month period ended March 31, 2022 combines the historical results of the Company for those periods, the historical results of Enterprise Diversified for the periods prior to the Closing Date, and the effects of the pro forma adjustments discussed above. The unaudited pro forma financial information is as follows:

Three Months Ended March 31, 2022
Revenue	$1,964,099
Net income	1,362,088
Net income per share	$0.25

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

The following table presents information about the Company’s assets measured at fair value as of the periods ended March 31, 2023 and December 31, 2022.

	Level I	Level II	Level III
March 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Investments in securities, at fair value (cost $6,255,614)	$6,408,355	$-	$-
W-1 Warrant and Class B Common Stock liability, at fair value	-	-	828,000
Total	$6,408,355	$-	$828,000

	Level I	Level II	Level III
December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Investments in securities, at fair value (cost $5,802,395)	$5,860,688	$-	$-
W-1 Warrant and Class B Common Stock liability, at fair value	-	-	576,000
Total	$5,860,688	$-	$576,000

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed previously, through Enterprise Diversified, the Company holds Level I investments, among which include shares of CrossingBridge Ultra-Short Duration Fund, CrossingBridge Low Duration High Yield Fund, and CrossingBridge Responsible Credit Fund, which are SEC registered mutual funds for which CBA is the adviser, as well as shares of CrossingBridge Pre-Merger SPAC ETF, which is an ETF also advised by CBA. As of March 31, 2023, Level I investments held by the Company in investment products advised by CBA totaled $5,133,383. The Company’s remaining Level I investments held as of March 31, 2023 includes marketable U.S. fixed income and equity securities. There are no liquidity restrictions in connection with these investments held through Enterprise Diversified.

As discussed previously, pursuant to the Merger Agreement, the Company issued 1,800,000 Class B common shares that are mandatorily redeemable upon exercise of the W-1 Warrant. Management has determined that the W-1 Warrant represents an embedded equity-linked feature within the Class B common shares, and therefore is valued in conjunction with the Class B common shares as a long-term liability on the condensed consolidated balance sheets. The value of the W-1 Warrant and Class B common shares is determined using a Black-Scholes pricing model, resulting in a Level III classification. The pricing model considers a variety of inputs at each measurement date including, but not exclusively, the Company’s closing stock price, the Company’s estimated equity volatility over the remaining warrant term, the warrant exercise price, the Company’s annual rate of dividends, the bond equivalent yield, and remaining term of the W-1 Warrant. Additionally, a discount is applied based on an analysis of the underlying marketability of the Company’s Class A common stock with respect to Rule 144 restrictions. This value is remeasured at each reporting date with the change in value flowing through the unaudited condensed consolidated statements of operations for the relevant period. The table below represents the relevant inputs used in the value determination as of March 31, 2023 and change in value from the Closing Date to March 31, 2023.

W-1 Warrant and Class B Common Stock
Inputs below are as of March 31, 2023

ENDI Corp. closing stock price	$4.35
Warrant exercise price	$8.00
Estimated equity volatility over remaining term	40.30%
ENDI Corp. annual rate of dividends	0.00%
Bond equivalent yield	3.60%
Remaining term of W-1 Warrant	4.37
Discount for lack of marketability	23.00%

August 11, 2022	$1,476,000
Less: Unrealized gains reported in other income	(900,000)
December 31, 2022	576,000
Plus: Unrealized losses reported in other income	252,000
March 31, 2023	$828,000

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes its intangible assets — goodwill, customer relationships, trade names, and domain names — on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the three-month period ended March 31, 2023. No comparable analysis was performed during the three-month period ended March 31, 2022 as the Company did not hold any intangible assets prior to the Closing Date.

As discussed previously, Enterprise Diversified holds a promissory note receivable from Triad DIP Investors, LLC and 847,847 aggregate shares of Triad Guaranty, Inc. common stock. During the three-month period ended March 31, 2023, Enterprise Diversified was issued a second amended and restated promissory note by Triad DIP Investors, LLC and was further notified that Triad had successfully secured a new financing resource that would permit a full repayment of Enterprise Diversified’s promissory note. Subsequent to March 31, 2023, the Company received repayment of the full historical principal balance and accrued interest related to the amended and restated promissory note receivable, which was greater than the Company’s historical recorded carrying amount of $50,000 as of December 31, 2022. As a result of these developments, the Company recognized $334,000 of other income related to the subsequent increase in value of the note receivable, which is included on the unaudited condensed consolidated statements of operations for the period ended March 31, 2023. As of March 31, 2023, the Company reported $384,400 on the condensed consolidated balance sheets related to the value of its promissory note receivable. The Company periodically reassesses the collectability of its notes receivable if events or circumstances indicate that a note may not be fully recoverable. As of March 31, 2023, the Company attributed no value to its shares of Triad Guaranty, Inc. common stock due to the stocks’ general lack of marketability.

NOTE 6. INTANGIBLE ASSETS

The Company’s intangible assets as of March 31, 2023 and December 31, 2022 are included below.

	March 31, 2023	December 31, 2022

Customer relationships	$1,000,000	$1,000,000
Domain names	175,000	175,000
Trade names	80,000	80,000
	1,255,000	1,255,000
Less: accumulated amortization	(51,789)	(31,074)
Intangible assets, net	$1,203,211	$1,223,926

Amortization expenses on intangible assets during the three-month period ended March 31, 2023 totaled $20,715. There was no comparable amortization expense reported for the three-month period ended March 31, 2022.

NOTE 7. SEGMENT INFORMATION

Prior to the Closing Date, including during the period ended March 31, 2022, the Company operated through a single reportable segment, CrossingBridge operations. Beginning on the Closing Date through the year ended December 31, 2022, the Post-Merger period, and continuing through the current period ended March 31, 2023, the Company operated through four reportable segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations.

The CrossingBridge operations segment includes revenue and expenses derived from investment management and advisory and sub-advisory services.

Beginning on August 12, 2022, the Willow Oak operations segment includes revenues and expenses derived from various joint ventures, service offerings, and initiatives undertaken in the asset management industry.

Beginning on August 12, 2022, the internet operations segment includes revenue and expenses related to our sale of internet access, e-mail and hosting, storage, and other ancillary services. Our internet segment includes revenue generated by operations in both the United States and Canada. Included in unaudited condensed consolidated statements of operations for the three-month period ended March 31, 2023, the internet operations segment generated revenue of $176,796 in the United States and revenue of $9,366 in Canada. All assets reported under the internet operations segment for the period ended March 31, 2023 are located within the United States.

Beginning on August 12, 2022, the other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three-month periods ended March 31, 2023 and 2022.

Three-Month Period Ended March 31, 2023	CrossingBridge	Willow Oak	Internet	Other	Consolidated

Revenues	$1,727,254	$24,513	$186,162	$-	$1,937,929
Cost of revenue	-	-	60,751	-	60,751
Operating expenses	1,363,094	94,818	61,526	639,779	2,159,217
Other income (expenses)	291	(95)	(157)	287,966	288,005
Net income (loss)	364,451	(70,400)	63,728	(351,813)	5,966
Goodwill	737,869	-	-	-	737,869
Identifiable assets	$2,407,023	$647,997	$856,920	$17,610,112	$21,522,052

Three-Month Period Ended March 31, 2022	CrossingBridge	Willow Oak	Internet	Other	Consolidated

Revenues	$1,707,124	$-	$-	$-	$1,707,124
Cost of revenue	-	-	-	-	-
Operating expenses	942,665	-	-	-	942,665
Other expenses	(2,842)	-	-	-	(2,842)
Net income	761,617	-	-	-	761,617
Goodwill	-	-	-	-	-
Identifiable assets	$3,554,765	$-	$-	$-	$3,554,765

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2023 and December 31, 2022, the Company had no long-term leases that required right-of-use assets or lease liabilities to be recognized.

In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to short-term leases, including its membership agreement through ENDI Corp. and its license agreement through CBA, for the three-month periods ended March 31, 2023 and 2022 were $23,914 and $19,795, respectively.

There are no other operating lease costs for the three-month periods ended March 31, 2023 and 2022.

Other Commitments

Registration Rights Agreement

As previously reported, on the Closing Date, the Company entered into the RRA with certain stockholders that are deemed to be affiliates of ENDI immediately following the Closing Date, pursuant to which such stockholders’ Class A Common Shares, including the Class A Common Shares underlying any warrants issued in connection with the Mergers, will be registered for resale on a registration statement to be filed by the Company with the SEC under the Securities Act of 1933, as amended. On May 1, 2023, the Company entered into a second amendment to the RRA pursuant to which the parties extended the deadline by which the Company shall prepare and file or cause to be prepared and filed with the SEC a registration statement to on or before August 1, 2023.

Litigation & Legal Proceedings

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

On April 12, 2016, Enterprise Diversified filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), Enterprise Diversified’s former CEO and director (prior to December 14, 2015) and an owner of record of Enterprise Diversified’s common stock, alleging, among other things, that the Former CEO engaged in, and caused Enterprise Diversified to engage in, to its detriment, a series of unauthorized and wrongful related party transactions, including: causing Enterprise Diversified to borrow certain amounts from the Former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest; converting certain funds of Enterprise Diversified for personal rent payments to the Former CEO; commingling in land trusts certain real properties owned by Enterprise Diversified and real properties owned by the Former CEO; causing Enterprise Diversified to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO; causing Enterprise Diversified to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive, and making real estate tax payments thereon for the personal benefit of the Former CEO; converting to the Former CEO and/or absconding with five motor vehicles owned by Enterprise Diversified; causing Enterprise Diversified to pay real property and personal property taxes on numerous properties owned personally by the Former CEO; causing Enterprise Diversified to pay personal credit card debt of the Former CEO; causing Enterprise Diversified to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO; and causing Enterprise Diversified to pay the Former CEO’s personal automobile insurance. Enterprise Diversified is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia), and is set and scheduled for trial on September 14, 2023. During the period ended March 31, 2023, the parties engaged in settlement discussions with respect to the case; however, the parties have thus far been unsuccessful in reaching an agreement. Enterprise Diversified intends to move forward with a trial of the case to conclusion should the parties fail to reach a settlement agreement.

NOTE 9. STOCKHOLDERS’ EQUITY

Classes of Shares

As of March 31, 2023, the Company’s Certificate of Incorporation authorizes the issuance of an aggregate of 17,800,000 shares of capital stock of the Company consisting of 14,000,000 authorized shares of Class A Common Stock, par value of $0.0001 per share, 1,800,000 authorized shares of Class B Common Stock, par value of $0.0001 per share, and 2,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”).

Class A Common Stock

As of March 31, 2023, 5,452,383 shares of the Company’s Class A Common Stock were issued and outstanding.

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

Class B Common Stock

As of March 31, 2023, 1,800,000 shares of the Company’s Class B Common Stock were issued and outstanding.

Holders of the Company’s Class B Common Stock are entitled to one vote per share on all matters on which stockholders of the Company generally or holders of Company’s Class B Common Stock as a separate class are entitled to vote. However, holders of the Company’s Class B Common Stock will have no voting power as to any amendment to the Company’s Certificate of Incorporation relating solely to the terms of any outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Company’s Certificate of Incorporation or pursuant to the DGCL. The holders of ENDI Corp.’s Class B Common Stock are not entitled to receive any dividends or other distributions in cash, property, or shares of the Company’s stock and will not be entitled to receive any assets of ENDI Corp. in the event of any liquidation, dissolution, or winding up of the Company’s affairs.

Preferred Stock

As of March 31, 2023, the Company had no issued shares of Preferred Stock.

The voting, dividend, distribution, and any other rights of holders of any series of the Company’s Preferred Stock will be as described in the applicable Certificate of Designation designating such series of Preferred Stock.

NOTE 10. SUBSEQUENT EVENTS

On May 10, 2023, the board of trustees of the RiverPark Strategic Income Fund (the “RiverPark Fund”) and holders of a majority of the outstanding voting securities of RiverPark Fund approved that certain Purchase and Assignment and Assumption Agreement dated as of November 18, 2022 and subsequently amended on December 28, 2022, by and between CBA, whose President is David Sherman, the Company’s Chief Executive Officer and director, RiverPark Advisors, LLC (“RiverPark”) and Cohanzick, a registered investment adviser established by David Sherman (as amended, the “RiverPark Agreement”) and the transactions contemplated thereby. On May 12, 2023 (the “Closing Date”), as contemplated by the RiverPark Agreement, CBA assumed (i) the advisory services role under that certain Amended and Restated Investment Advisory Agreement (the “RiverPark Advisory Agreement”) dated February 14, 2012 by and between RiverPark and RiverPark Funds Trust (“RiverPark Trust”) pursuant to which RiverPark provided investment advisory services to the RiverPark Fund and (ii) the Operating Expense Limitation Agreement (“RiverPark Expense Limitation Agreement”) dated as of July 1, 2019 by and between RiverPark and RiverPark Trust. Furthermore, pursuant to the RiverPark Agreement, on the Closing Date, the parties to that certain Sub-Advisory Agreement dated as of August 1, 2012 by and among RiverPark, Cohanzick and the RiverPark Trust, on behalf of the RiverPark Fund, have terminated such agreement and made CrossingBridge a party to the RiverPark Expense Limitation Agreement.

In connection with the RiverPark Agreement, Cohanzick and CBA entered into an agreement which prohibits Cohanzick from competing with a substantially similar strategic income strategy as the RiverPark Fund as an adviser or sub-adviser to a fund registered under the 1940 Act or any Undertakings for the Collective Investment in Transferable Securities products.

Management has evaluated all subsequent events from March 31, 2023, through May 15, 2023, the date the condensed consolidated financial statements were issued. Management concluded that no additional subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related footnotes as of and for the three-month period ended March 31, 2023 appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in other reports we file with the SEC from time to time. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or restructuring results in less comparable financial performance. As a result of the Business Combination that was consummated on August 11, 2022, and the determination that the Business Combination would be accounted for as a reverse acquisition, all historic activity for the three-month period ended March 31, 2022 represents only the financial activity of CrossingBridge Advisors, LLC. Activity presented for and as of the three-month period ended March 31, 2023 and as of the year ended December 31, 2022, includes CrossingBridge financial activity, which has been consolidated with the activity of Enterprise Diversified, Inc. and its subsidiaries as of August 11, 2022 through the period ended March 31, 2023. All amounts are in U.S. dollars, unless otherwise noted.

Overview

The Company operates through four reportable segments.

CrossingBridge Operations

This segment includes revenue and expenses derived from the Company’s investment advisory and sub-advisory services offered through various SEC registered mutual funds and an exchange-traded fund (“ETF”) through CrossingBridge Advisors, LLC. As of March 31, 2023, CBA serves as an adviser to its four proprietary products and sub-adviser to two additional products. As of March 31, 2023, the assets under management (“AUM”) for CBA, including advised and sub-advised funds, were in excess of $1.3 billion.

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

Product Name	Ticker Symbol	Inception Date	Advisory Role	AUM as of March 31, 2023 (in dollars)
CrossingBridge Low Duration High Yield Fund	CBLDX	January 31, 2018	Adviser	544,256,472
CrossingBridge Ultra-Short Duration Fund	CBUDX	June 30, 2021	Adviser	89,423,512
CrossingBridge Responsible Credit Fund	CBRDX	June 30, 2021	Adviser	23,444,166
CrossingBridge Pre-Merger SPAC ETF	SPC	September 20, 2021	Adviser	65,429,043
Destinations Low Duration Fixed Income Fund	DLDFX	March 20, 2017	Sub-adviser	272,082,490
Destinations Global Fixed Income Opportunities Fund	DGFFX	March 20, 2017	Sub-adviser	354,260,090

In the first quarter of 2023, CBA’s AUM increased by approximately 5.5% to approximately $1.349 billion, but AUM comparatively declined by approximately $197 million, or approximately 12.7%, from the period ended March 31, 2022 compared to the period ended March 31, 2023. Management believes CBA’s net outflows period over period are attributable to disintermediation caused by significantly higher short-term interest rates as well as a steep, inverted yield curve. While CBA’s overall AUM has decreased from March 31, 2022 to March 31, 2023, the AUM of CBA’s proprietary advised funds, having higher management fee rates than CBA’s sub-advised funds, grew by approximately 17.7% during the first quarter of 2023 and remained comparable to advised fund AUM as of the period ended March 31, 2022.  CBA’s advised fund AUM represented approximately 53.6% of total AUM as of March 31, 2023 in comparison to 46.8% of total AUM as of March 31, 2022.

All four of CBA’s proprietary advised products generated positive returns for investors during the three-month period ended March 31, 2023 and during the year ended December 31, 2022. During the three-month period ended March 31, 2023, CBA believes its contributions to the performance of Destinations Low Duration Fixed Income Fund and the Destinations Global Fixed Income Opportunities Fund were accretive as CBA continues to be a steward of a significant allocation within these funds.

CBA has seen interest in its funds continuing to grow in the registered investment adviser, bank/trust company, and family office segments of the market and believes that a potential indication from the Federal Reserve that a pause in raising interest rates could occur may also help drive momentum for additional AUM growth. CBA expects demand for the CrossingBridge Low Duration High Yield Fund to continue to increase as the fund has recently attained a strong five-year track record and a five-out-of-five star rating, as of January 31, 2023.

For the two newer mutual funds (CrossingBridge Ultra-Short Duration Fund and the CrossingBridge Responsible Credit Fund), although they do not have established track records as individual funds, CBA believes that the market environment paired with its long-standing reputation in the fixed income space will be helpful in continuing to raise assets for those funds. As for the CrossingBridge Pre-Merger SPAC ETF which was launched on September 20, 2021, we believe the fund remains a viable ultra-short, fixed income alternative. The size of the opportunity set, however, has significantly decreased from peak levels as a substantial amount of SPACs have either completed deals or liquidated, paired with a slowdown in new issuance/capital market activity over the past year.  Looking forward, the size of the SPAC market will continue to fluctuate and will be dependent upon a number of factors, including the number and size of mergers and/or liquidations as well as new issues.  CBA will continue to closely monitor developments in the market; CBA saw a 37% increase in new SPAC issuances during the three-month period ended March 31, 2023 as compared to December 31, 2022.

On November 18, 2022, CBA entered into a Purchase and Assignment and Assumption Agreement, as amended on December 28, 2022 with RiverPark Advisors, LLC and Cohanzick pursuant to which RiverPark Advisors, LLC intended to sell to CBA certain assets and CBA intended to assume certain liabilities, including certain rights and responsibilities under the RiverPark Advisory Agreement (as defined herein) and the RiverPark Expense Limitation Agreement (as defined herein) relating to the provision of investment advisory services for the mutual fund known as RiverPark Strategic Income Fund (“RSIIX”), subject to certain terms and conditions set forth in the agreement. The transactions contemplated by such agreement closed on May 12, 2023. See “Part II, Item 5. Other Information for additional information.” Since the RiverPark Agreement was announced on November 28, 2022, which proposed CBA assuming the role as the adviser to the RiverPark Fund, RSIIX has grown by approximately $59 million, or approximately 32%, with ending AUM as of March 31, 2023 totaling approximately $242 million. RSIIX attained a five-out-of-five star rating for both a three- and five-year period.  On September 30, 2023, the RiverPark Fund will celebrate its 10-year anniversary.

Willow Oak Operations

This segment includes revenue and expenses derived from the Company’s various joint ventures, service offerings, and initiatives undertaken in the asset management industry through Willow Oak Asset Management, LLC and its subsidiaries. Subsequent to the period ended March 31, 2023, Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak”) entered into a consulting services agreement with an independently managed third-party investment firm aiming to launch a private investment partnership in 2023. Pursuant to such agreement, Willow Oak and its affiliates will earn revenue for services related to fund launch activities, compliance related activities, marketing, operational consulting, and service-provider on-boarding.

Internet Operations

This segment includes revenue and expenses related to the Company’s sale of internet access, e-mail and hosting, storage, and other ancillary services through Sitestar.net, Inc.

Other Operations

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

eBuild Ventures, LLC

On March 16, 2023, through eBuild Ventures, LLC, the Company made a capital contribution of $955,266, representing approximately a 3% ownership stake, in a private company that operates in the consumer products e-commerce space fulfilled by Amazon. This investment is carried at its cost basis of $955,266 as of March 31, 2023.

Financing Arrangement - Triad Guaranty, Inc.

In August 2017, Enterprise Diversified, Inc. (“Enterprise Diversified”) entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. Triad Guaranty, Inc. exited bankruptcy in April 2018, and Enterprise Diversified was subsequently issued a second amended and restated promissory note. Subsequent to the period ended March 31, 2023, this note was collected in full. Enterprise Diversified also holds shares of Triad Guaranty, Inc. common stock, which were received as consideration for certain amounts of accrued interest earned pursuant to the amended and restated promissory note. As of March 31, 2023, we attribute no value to the shares of Triad Guaranty, Inc. common stock held due to the stocks’ general lack of marketability.

Summary of Financial Performance

Stockholders’ equity increased from $20,382,693 at December 31, 2022 to $20,470,405 at March 31, 2023. This change was primarily attributed to $364,451 of net income in the CrossingBridge operations segment, $63,728 of net income in the internet operations segment, a net loss of $70,400 in the Willow Oak operations segment, and a net loss of $351,813 in other segments for the three-month period ended March 31, 2023. Corporate expenses for the three-month period ended March 31, 2023 included in the net loss from other operations totaled $614,306. Total comprehensive net income for all segments for the three-month period ended March 31, 2023 was $5,966.

Balance Sheet Analysis

This section provides an overview of changes in our assets, liabilities, and equity and should be read together with our condensed consolidated financial statements, including the accompanying notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q. The table below provides a balance sheet summary for the periods presented and is designed to provide an overview of the balance sheet changes from quarter to quarter. Ending balances for Enterprise Diversified and its subsidiaries have been consolidated as of the quarterly period ended September 30, 2022, the period in which the Mergers occurred.

	March 31, 2023	December 31, 2022	March 31, 2022
Assets
Cash and cash equivalents	$9,801,659	$10,690,398	$642,672
Investments in securities, at fair value	6,408,355	5,860,688	2,262,239
Accounts receivable, net	772,859	744,638	649,854
Goodwill	737,869	737,869	-
Intangible assets, net	1,203,211	1,223,926	-
Investments in private companies, at cost	1,405,266	450,000	-
Deferred tax assets, net	1,409,001	1,441,234	-
Other assets	521,701	322,742	-
Total assets	$22,259,921	$21,471,495	$3,554,765

Liabilities and Stockholders' Equity
Accounts payable	$12,209	$71,306	$-
Accrued compensation	401,625	23,342	381,875
Accrued expenses	378,665	260,185	24,469
Deferred revenue	168,047	156,859	-
Class W-1 Warrant and redeemable Class B Common Stock	828,000	576,000	-
Due to affiliate	-	-	1,794,895
Other liabilities	970	1,110	-
Total liabilities	1,789,516	1,088,802	2,201,239
Total stockholders' equity	20,470,405	20,382,693	1,353,526
Total liabilities and stockholders' equity	$22,259,921	$21,471,495	$3,554,765

As of the period ended March 31, 2023, the Company reported a decrease in cash and cash equivalents of approximately $889,000, an increase in investments in securities, at fair value, of approximately $548,000, and an increase in investments in private companies, at cost, of approximately $955,000 compared to the year ended December 31, 2022. As of the period ended March 31, 2023, the Company also reported an increase of accrued compensation expenses of approximately $378,000 and an increase in its liability associated with the Class W-1 Warrant and redeemable Class B Common Stock of $252,000 compared to the year ended December 31, 2022. These changes were primarily the result of operating and investing activities that management consider to be within the Company’s normal course-of-business during the three-month period ended March 31, 2023.

Results of Operations

CrossingBridge Operations

Revenue attributed to the CrossingBridge operations segment for the three-month period ended March 31, 2023 was $1,727,254, representing an increase of $20,130 compared to the three-month period ended March 31, 2022. This marginal increase was primarily due to the current period revenue attributed to CBA’s Services Agreement with Cohanzick. The increase in revenue was offset by an increase of $420,429 in operating expenses, which totaled $1,363,094 for the three-month period ended March 31, 2023. The increase in operating expenses for the three-month period ended March 31, 2023, compared to the three-month period ended March 31, 2022, was primarily associated with an increase in employee compensation expenses and professional fees. Net profit margin decreased to 21% for the three-month period ended March 31, 2023 from 45% for the three-month period ended March 31, 2022. This was largely due to the increase in operating expenses period over period.

Compensation and related costs are typically comprised of salaries, bonuses, and benefits. Salary compensation and bonuses are generally the largest expenses for the CBA segment. Bonuses are subjective and based on individual performance, the underlying funds’ performance, and profitability of the firm, as well as the consideration of future outlook. Compensation and related costs increased by $172,662 for the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022. This increase was due to salary increases that took effect at the beginning of the current year, a relative increase in accrued but unpaid annual bonus amounts, and the hiring of an additional employee during the period ended March 31, 2023. Compensation expense can fluctuate period over period as management evaluates investment performance, individual performance, Company performance, and other factors.

Professional fees increased by $204,471 for the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022. This increase was due to additional legal and consulting fees paid in relation to the Purchase and Assignment and Assumption Agreement with RiverPark Advisors, LLC and Cohanzick as well as new product development.

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

CBA’s revenues are highly dependent on both the value and composition of AUM. The following is a summary of CBA’s AUM by product and investment strategy, as of March 31, 2023 and March 31, 2022.

Assets Under Management by Product	March 31, 2023	March 31, 2022	% Change
(in millions, except percentages)
Advised funds	723	724	(13.5)%
Sub-advised funds	626	822	(12.0)%
Total AUM	1,349	1,546	(12.7)%

Assets Under Management by Investment Strategy	March 31, 2023	March 31, 2022	% Change
(in millions, except percentages)
Ultra-Short Duration	90	62	45.2%
Low Duration	882	1,109	(20.5)%
Responsible Investing	23	17	35.3%
Strategic Income	354	358	(1.1)%
Total AUM	1,349	1,546	(12.7)%

CrossingBridge Low Duration High Yield Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
1Q 2022	395,646,554	246,380,999	(52,333,341)	761,371	590,455,583
2Q 2022	590,455,583	81,578,448	(113,049,267)	(7,650,146)	551,334,618
3Q 2022	551,334,618	64,761,170	(72,441,879)	1,154,842	544,808,751
4Q 2022	544,808,751	64,535,197	(171,525,452)	9,774,294	447,592,790
1Q 2023	447,592,790	136,950,544	(47,248,479)	6,961,617	544,256,472

CrossingBridge Ultra-Short Duration Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
1Q 2022	59,054,814	6,390,858	(2,836,014)	1,793	62,611,451
2Q 2022	62,611,451	6,911,112	(6,545,551)	125,669	63,102,681
3Q 2022	63,102,681	9,219,316	(4,567,382)	462,466	68,217,081
4Q 2022	68,217,081	19,355,710	(7,395,986)	1,101,691	81,278,496
1Q 2023	81,278,496	14,713,171	(7,428,835)	860,680	89,423,512

CrossingBridge Responsible Credit Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
1Q 2022	16,410,728	1,279,115	(798,198)	(46,898)	16,844,747
2Q 2022	16,844,747	622,284	(854,348)	(269,160)	16,343,523
3Q 2022	16,343,523	6,301,617	(1,749,280)	266,748	21,162,608
4Q 2022	21,162,608	3,378,563	(1,884,885)	429,010	23,085,296
1Q 2023	23,085,296	1,948,211	(2,030,345)	441,004	23,444,166

CrossingBridge Pre-Merger SPAC ETF (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
1Q 2022	43,003,739	11,051,749	-	54,845	54,110,333
2Q 2022	54,110,333	8,806,469	(1,436,663)	(119,608)	61,360,531
3Q 2022	61,360,531	9,217,570	(7,642,075)	375,499	63,311,525
4Q 2022	63,311,525	1,660,044	(4,173,316)	1,029,348	61,827,601
1Q 2023	61,827,601	4,146,350	(1,678,392)	1,133,484	65,429,043

Destinations Low Duration Fixed Income Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
1Q 2022	462,920,942	-	-	1,243,070	464,164,012
2Q 2022	464,164,012	-	-	(6,746,187)	457,417,825
3Q 2022	457,417,825	-	(5,000,000)	(815,114)	451,602,711
4Q 2022	451,602,711	-	(140,000,000)	7,644,667	319,247,378
1Q 2023	319,247,378	-	(52,500,000)	5,335,112	272,082,490

Destinations Global Fixed Income Opportunities Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
1Q 2022	391,642,443	-	(41,000,000)	7,203,378	357,845,821
2Q 2022	357,845,821	-	(4,000,000)	(15,473,946)	338,371,875
3Q 2022	338,371,875	-	(8,000,000)	(3,429,003)	326,942,872
4Q 2022	326,942,872	17,000,000	-	1,268,523	345,211,395
1Q 2023	345,211,395	-	-	9,048,695	354,260,090

In the tables above, gross inflows include reinvested dividends and gross outflows include dividends paid/withdrawn from the funds.

Total CBA AUM decreased by approximately $197 million from March 31, 2023 compared to March 31, 2022. This net AUM decrease consisted of approximately $210 million of net outflows, which were offset by approximately $13 million of net gains and capital gains, which were retained within the funds.

Performance

Although performance is a key metric to measure an adviser’s success, there are other metrics that CBA believes are more meaningful to its investors, including downside protection during difficult environments, sensitivity to rising interest rates, upside/downside capture, and the risk-adjusted return. Although CBA does not manage to benchmarks, CBA does provide benchmarks to investors as a frame of reference, which are set forth below:

	1Q 2023	4Q 2022	3Q 2022	2Q 2022	1Q 2022
CrossingBridge Low Duration High Yield Fund	1.56%	1.96%	0.21%	(1.32)%	0.18%
ICE BofA 0-3 Year US HY Index ex Financials	3.22%	2.17%	1.02%	(3.93)%	(1.49)%
ICE BofA 1-3 Year Corporate Bond Index	1.29%	1.40%	(1.29)%	(1.01)%	(3.16)%
ICE BofA 0-3 Year US Treasury Index	1.42%	0.78%	(0.99)%	(0.37)%	(1.69)%

CrossingBridge Ultra-Short Duration Fund	1.02%	1.50%	0.72%	0.22%	0.00%
ICE BofA 0-1 Year US Corporate Index	1.19%	1.12%	0.31%	0.04%	(1.44)%
ICE BofA 0-1 Year US Treasury Index	1.18%	0.85%	0.16%	(0.11)%	(0.22)%
ICE BofA 0-3 Year US Fixed Rate Asset Backed Securities Index	1.49%	0.70%	(0.53)%	(0.52)%	(1.64)%

CrossingBridge Responsible Credit Fund	1.93%	1.98%	1.77%	(1.62)%	(0.29)%
ICE BofA US High Yield Index	3.72%	3.98%	(0.68)%	(9.97)%	(4.51)%
ICE BofA US Corporate Index	3.45%	3.53%	(5.11)%	(6.71)%	(7.74)%
ICE BofA 3-7 Year US Treasury Index	2.53%	1.30%	(3.94)%	(1.91)%	(4.91)%

CrossingBridge Pre-Merger SPAC ETF (Price)	1.74%	1.63%	0.44%	(0.15)%	0.10%
CrossingBridge Pre-Merger SPAC ETF (NAV)	1.74%	1.64%	0.60%	(0.21)%	0.09%
ICE BofA 0-3 Year US Treasury Index	1.42%	0.78%	(0.99)%	(0.37)%	(1.69)%

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

During the three-month period ended March 31, 2023, the Willow Oak operations segment generated $24,513 of revenue. Operating expenses totaled $94,818 and other expenses were $95. Willow Oak’s net loss for the three-month period ended March 31, 2023 totaled $70,400. Compensation and related costs represent Willow Oak’s most significant operating expense during the three-month period ended March 31, 2023.

The table below provides a summary of revenue amounts for Willow Oak, which are included in the unaudited condensed consolidated statements of operations for the three-month period ended March 31, 2023.

Willow Oak Operations Revenue	Three-Month Period Ended March 31, 2023

Management fee revenue	$15,167
Fund management services revenue	9,346
Performance fee revenue	-
Total revenue	$24,513

No comparable activity is available or included for the Willow Oak operations segment for periods presented prior to August 12, 2022, including the three-month period ended March 31, 2022, because the Willow Oak operations were not part of CBA pre-merger. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Internet Operations

Revenue attributed to the internet operations segment during the three-month period ended March 31, 2023 totaled $186,162 and cost of revenue totaled $60,751. Operating expenses for the segment totaled $61,526 for the three-month period ended March 31, 2023 and other expenses totaled $157. Total net income for the internet operations segment was $63,728 for the three-month period ended March 31, 2023.

As of March 31, 2023, the internet operations segment had a total of 5,445 customer accounts across the U.S. and Canada. As of March 31, 2023, approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. During the three-month period ended March 31, 2023, approximately 46% of our revenue was driven by internet access services, with the remaining 54% being earned though web hosting, email, and other web-based services.

Revenue generated by our U.S. customers totaled $176,796, and revenue generated by our Canadian customers totaled $9,366 during the three-month period ended March 31, 2023.

No comparable activity is available or included for the internet operations segment for periods presented prior to August 12, 2022, including the three-month period ended March 31, 2022, because the internet operations were not part of CBA pre-merger. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Other Operations

During the three-month period ended March 31, 2023, the Company’s other operations segment did not produce any revenue or cost of revenue. Operating expenses totaled $639,779 and other income totaled $287,966. Corporate operating expenses accounted for $614,306 of reported operating expenses for our other operations segment. Included in corporate operating expenses reported for the period are $81,746 of non-cash stock compensation expenses recorded as part of equity awards granted to directors and employees under the Company’s 2022 Omnibus Equity Incentive Plan. During the three-month period ended March 31, 2023, the other operations segment reported $252,000 of other expenses related to the Company’s periodic revaluation of its liability associated with the Class W-1 Warrant and Class B Common Stock. These revaluation expenses were offset by $334,400 of other income related to the subsequent revaluation of the Company’s promissory note to Triad DIP Investors, LLC. This resulted in a net loss of $351,813 for the other operations segment for the three-month period ended March 31, 2023.

Included in corporate operating expenses for the three-month period ended March 31, 2023 were $337,792 of professional expenses related to legal, accounting, and consulting services, as well as $121,294 of compensation related expenses.

During the three-month period ended March 31, 2023, the Company reported $32,233 of income tax expenses, primarily related to a decrease in net deferred tax assets. As noted above, due to CBA’s disregarded status for periods prior to the Closing Date, no comparable income tax expenses existed for the three-month period ended March 31, 2022.

No additional other operations activity is available or included for the other operations segment for periods presented prior to August 12, 2022, including the three-month period ended March 31, 2022, because the other operations were not part of CBA pre-merger. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Liquidity and Capital Resources

During the three-month period ended March 31, 2023, the Company carried out its business strategy in four operating segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations. As a result of the Business Combination that occurred on August 11, 2022 and the determination that the Business Combination would be accounted for as a reverse acquisition, historical activity presented for the three-month period ended March 31, 2022 includes only CrossingBridge financial activity.

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

A significant amount of the Company’s assets are comprised of cash and cash equivalents, investments in securities, and accounts receivable. The Company’s main source of liquidity is cash flows from operating activities, which are primarily generated from investment advisory fees generated through CrossingBridge operations. Cash and cash equivalents, investments in securities, and accounts receivable represented approximately $9.8 million, $6.4 million and $0.8 million of total assets as of March 31, 2023, respectively, and approximately $10.7 million, $5.9 million and $0.7 million of total assets as of December 31, 2022, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities will be sufficient to meet its current and future operating needs for at least the next 12 months.

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

The aging of accounts receivable as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022

Current	$769,478	$741,363
30 - 60 days	2,085	3,275
60+ days	1,296	-
Total	$772,859	$744,638

We have no material capital expenditure requirements.

Cash Flow Analysis

Cash Flows from Operating Activities

The Company reported $490,371 of net cash provided by operating activities for the three-month period ended March 31, 2023. The revaluation of the note receivable, an increase in accrued compensation expenses, and other expense recognized from the W-1 Warrant revaluation represented significant adjusting items to cash flows generated through operations. During the three-month period ended March 31, 2022, the Company reported $949,295 of net cash provided by operating activities, which was primarily attributed to net income generated for the period.

Cash Flows from Investing Activities

The Company reported $1,502,933 of net cash used in investing activities for the three-month period ended March 31, 2023. This was primarily related to an investment made in a private company during the current period. During the three-month period ended March 31, 2022, the Company reported $2,849 of net cash provided by investing activities, which was primarily attributed to a decrease in investments for the period.

Cash Flows from Financing Activities

The Company reported $123,823 of net cash flows provided by financing activities for the three-month period ended March 31, 2023. This was primarily related to the collection of the due from affiliate balance during the period. During the three-month period ended March 31, 2022, the Company reported $1,582,396 of net cash used in financing activities, which was primarily attributed to a decrease in the due to affiliate amount during the period.

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

The SEC defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.

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

During the Post-Merger period, the Company recorded three measurement period adjustments to the preliminary recorded fair values assigned to certain Company assets acquired as of the Closing Date. The net changes in fair value, netting an increase of $939,556, proportionally decreased the balance of residual goodwill from $1,677,425 to $737,869 as of December 31, 2022. These adjustments are the product of expanded valuation analyses performed by management during the Post-Merger period. The Company expects to finalize the fair values of assets acquired and liabilities assumed as soon as practicable, but not later than one year from the Closing Date. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

Management did not identify any events or circumstances during the three-month period ended March 31, 2023 that would indicate potential goodwill impairment, nor did management’s qualitative assessment performed on December 31, 2022 indicate a potential goodwill impairment. Total goodwill reported on the condensed consolidated balance sheets was $737,869 as of the period ended March 31, 2023.

Long-Term Investments

When investment inputs or publicly available information are limited or unavailable, management estimates the value of certain long-term investments using the limited information it has available, which can include the Company’s cost basis. This process, which was used to measure the values of the Company’s investments in the private companies made through eBuild, represents critical accounting estimates. Management utilizes the available inputs to perform an initial valuation estimate and subsequently updates that valuation when additional inputs become available.

Management did not identify any events or circumstances during the three-month period ended March 31, 2023 that would indicate potential impairment of eBuild’s private company investments. These investments are reported on the condensed consolidated balance sheets for a total of $1,405,266 as of the period ended March 31, 2023.

Other Intangible Assets

When management determines that material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. These initial appraisals, as well as the subsequent evaluation of events and circumstances that may indicate impairment, represent critical accounting estimates.

Management did not identify any events or circumstances during the three-month period ended March 31, 2023 that would indicate potential impairment of the Company’s customer lists, trade names, or domain names. The total value of the Company’s customer lists, trade names, and domain names, net of amortization, reported under long-term assets on the condensed consolidated balance sheets is $1,203,211 as of the period ended March 31, 2023.

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

As of March 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $6.8 million. A portion of these carryforwards will expire in various amounts beginning in 2035; however the majority of these carryforwards will not expire as they were generated after December 31, 2017. The Company expects it will be able to use its carryforwards subject to expiration in full prior to 2035. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. Net operating losses that arose prior to that ownership change will have limited availability to offset taxable income arising in periods following the ownership change. During the year ended December 31, 2022, the Company performed an analysis to determine if a change of control occurred as a product of the Business Combination, and has concluded that a change of control is more likely than not to have occurred on August 11, 2022. Under Section 382, net operating loss carryforwards that arose prior to the ownership change will have limited availability to offset taxable income arising in future periods following the ownership change. Section 382 imposes multiple separate and distinct limits on the utilization of pre-change of control net operating losses based on the fair market value of the Company immediately prior to the change of control, as well as certain activities that may or may not occur during the 60 months immediately following the change of control. While the majority of the Company’s historic net operating losses will be limited to an annual threshold, the majority of historic net operating losses also will not be subject to future expiration. As of the period ended March 31, 2023, the Company has not provided a valuation allowance against its net operating losses as the Company expects to be able to use its net operating losses in full to offset future taxable income generated by the Company.

As of the period ended March 31, 2023, the Company reported $1,409,001 of net deferred tax assets on its condensed consolidated balance sheets.

Contingencies, Commitments, and Litigation

Liabilities are recognized when management determines that contingencies, commitments, and/or litigation represent events that are more likely than not to result in a measurable obligation to the Company. Management’s analysis of these events represents a critical accounting estimate.

W-1 Warrant and Class B Common Shares

Pursuant to the Merger Agreement, on the Closing Date the Company issued a Class W-1 Warrant to purchase 1,800,000 of the Company’s Class A Common Stock. The liability associated with the issuance of the such warrant, and the embedded shares of Class B Common Stock, is based on an independent third-party valuation methodology, which includes a Black-Scholes pricing model. As of the period ended March 31, 2023, the long-term liability reported on the Company’s condensed consolidated balance sheets for the W-1 Warrant and shares of Class B Common Stock totals $828,000. See Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting as set forth below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

Material Weaknesses in Internal Controls

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

As a result of our evaluations, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2023:

Segregation of Duties: We lack of segregation of duties. Specifically:

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

In response to the identified material weaknesses, we are developing a phased approach that is intended to increase the effectiveness of the design and operation of our financial reporting controls and processes. In the first phase, we expect to work with a third-party professional consultant to prepare formal documentation for our internal controls over financial reporting, which may include an entity level controls assessment, an IT general controls assessment, and process area flowcharts where necessary. In the second phase, we expect to use our control documentation to identify ineffectively designed and/or control gaps and work to remediate them. Finally, in phase three, we expect to design a systematic monitoring plan to sufficiently test our new key controls over the course of future reporting periods. We aim to complete the first and second phase of this project before the end of the current fiscal year. Notwithstanding the foregoing, there is no guarantee that we will be successful in completing this multi-phased approach and remediating the material weaknesses.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-month period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

On April 12, 2016, Enterprise Diversified filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), Enterprise Diversified’s former CEO and director (prior to December 14, 2015) and an owner of record of Enterprise Diversified’s common stock, alleging, among other things, that the Former CEO engaged in, and caused Enterprise Diversified to engage in, to its detriment, a series of unauthorized and wrongful related party transactions, including: causing Enterprise Diversified to borrow certain amounts from the Former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest; converting certain funds of Enterprise Diversified for personal rent payments to the Former CEO; commingling in land trusts certain real properties owned by Enterprise Diversified and real properties owned by the Former CEO; causing Enterprise Diversified to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO; causing Enterprise Diversified to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive, and making real estate tax payments thereon for the personal benefit of the Former CEO; converting to the Former CEO and/or absconding with five motor vehicles owned by Enterprise Diversified; causing Enterprise Diversified to pay real property and personal property taxes on numerous properties owned personally by the Former CEO; causing Enterprise Diversified to pay personal credit card debt of the Former CEO; causing Enterprise Diversified to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO; and causing Enterprise Diversified to pay the Former CEO’s personal automobile insurance. Enterprise Diversified is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia), and is set and scheduled for trial on September 14, 2023. During the period ended March 31, 2023, the parties engaged in settlement discussions with respect to the case; however, the parties have thus far been unsuccessful in reaching an agreement. Enterprise Diversified intends to move forward with a trial of the case to conclusion should the parties fail to reach a settlement agreement.

Item 1A.	Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 30, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 10, 2023, the board of trustees of the RiverPark Strategic Income Fund (the “RiverPark Fund”)  and holders of a majority of the outstanding voting securities of RiverPark Fund approved that certain Purchase and Assignment and Assumption Agreement dated as of November 18, 2022 and subsequently amended on December 28, 2022, by and between CBA, whose President is David Sherman, the Company’s Chief Executive Officer and director,  RiverPark Advisors, LLC (“RiverPark”) and Cohanzick, a registered investment adviser  established by David Sherman (as amended, the “RiverPark Agreement”) and the transactions contemplated thereby. On May 12, 2023 (the “Closing Date”), as contemplated by the RiverPark Agreement, CBA assumed (i) the advisory services role under that certain Amended and Restated Investment Advisory Agreement (the “RiverPark Advisory Agreement”) dated February 14, 2012 by and between RiverPark and RiverPark Funds Trust (“RiverPark Trust”)  pursuant to which RiverPark provided investment advisory services to the RiverPark Fund and (ii) the Operating Expense Limitation Agreement (“RiverPark Expense Limitation Agreement”) dated as of July 1, 2019 by and between RiverPark and RiverPark Trust. Furthermore, pursuant to the RiverPark Agreement, on the Closing Date, the parties to that certain Sub-Advisory Agreement dated as of August 1, 2012 by and among RiverPark, Cohanzick and the RiverPark Trust, on behalf of the RiverPark Fund, have terminated such agreement and made CrossingBridge a party to the RiverPark Expense Limitation Agreement.

In connection with the RiverPark Agreement, Cohanzick and CBA entered into an agreement which prohibits Cohanzick from competing with a substantially similar strategic income strategy as the RiverPark Fund as an adviser or sub-adviser to a fund registered under the Investment Company Act of 1940, as amended, or any Undertakings for the Collective Investment in Transferable Securities products.

Pursuant to the RiverPark Agreement,  no consideration was paid upon closing; however, CrossingBridge shall pay an amount approximately equal to 50% of RiverPark Fund’s management fees (as set forth in RiverPark Fund’s prospectus) to RiverPark (the prior adviser) and Cohanzick (the prior sub-adviser) for a period of three years after closing, and pay an amount approximately equal to 20% of the RiverPark Fund’s management fees in the fourth and fifth years after closing as set forth in the RiverPark Agreement. Notwithstanding the foregoing, certain of the amounts payable based on the RiverPark Fund’s management fees pursuant to the RiverPark Agreement during the first three years after the closing shall be capped such that they are less than $1.3 million in the aggregate.

Item 6.	Exhibits

Exhibit No.	Description
10.1+	ENDI Corp. 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 18, 2023)
10.2	Second Amendment to Registration Rights Agreement dated as of May 1, 2023 by and among the Company, Cohanzick Management, LLC and the parties listed on the signature page thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*

Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDI Corp.

Date: May 15, 2023	/s/ David Sherman
David Sherman
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	/s/ Alea Kleinhammer
Alea Kleinhammer
Chief Financial Officer
(Principal Financial and Accounting Officer)