Form 10-Q
period 2023-06-30
ENDI Corp.
filed 2023-08-11
CIK 1908984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the issuer’s Class A Common Stock, $0.0001 par value, as of August 10, 2023 is 5,452,383 and the number of shares outstanding of the issuer’s Class B Common Stock, $0.0001 par value, as of August 10, 2023 is 1,800,000.

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

The reporting periods covered by this Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2023 reflects the standalone business of CrossingBridge prior to the Closing Date of the Mergers and the three- and six-month periods ended June 30, 2022, and reflects the consolidated business of the Company, including CrossingBridge and Enterprise Diversified for the six-month period ended June 30, 2023 and as of December 31, 2022.

On the Closing Date, Enterprise Diversified and CrossingBridge became wholly owned subsidiaries of ENDI as a result of the Mergers (collectively with the other transactions described in the Merger Agreement, the “Business Combination”). The Business Combination is accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, with CrossingBridge representing the accounting acquiror. Following Financial Accounting Standards Board guidance related to the accounting for reverse acquisitions, CrossingBridge’s historical carve-out financial statements replaced the Company’s (as the successor registrant to Enterprise Diversified) historical financial statements. Accordingly, the capital structure, and per share amounts presented in CrossingBridge’s historical carve-out financial statements for the periods prior to the Closing Date have been recast to reflect the capital activity in accordance with the Merger Agreement. CrossingBridge’s historical carve-out financial statements for the three- and six-month periods ended June 30, 2022, reflecting the recasting, are included as part of the condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q.

The CrossingBridge carve-out for activity prior to the Closing Date, including the three- and six-month periods ended June 30, 2022, is part of the Cohanzick financial statements. Prior to the consummation of the Mergers, CBA was a 100%, wholly owned subsidiary of Cohanzick. The historical financial carve-out statements of CBA reflect the assets, liabilities, revenue, and expenses directly attributable to CBA, as well as allocations deemed reasonable by management, to present the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA on a stand-alone basis and do not necessarily reflect the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA in the future or what they would have been had CBA been a separate, stand-alone entity during the periods presented that include activity prior to the Closing Date.

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

ENDI CORP.

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,338,304	$10,690,398
Investments in securities, at fair value	7,798,616	5,860,688
Accounts receivable, net	916,453	744,638
Prepaids	122,441	91,473
Note receivable	-	50,000
Due from affiliate	-	123,823
Other current assets	-	57,446
Total current assets	18,175,814	17,618,466

Long-term Assets
Goodwill	737,869	737,869
Intangible assets, net	3,461,054	1,223,926
Investments in private companies, at cost	1,405,266	450,000
Investment in limited partnership, at net asset value	194,874	-
Deferred tax assets, net	1,334,532	1,441,234
Total long-term assets	7,133,595	3,853,029
Total assets	$25,309,409	$21,471,495

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$28,295	$71,306
Accrued compensation	890,750	23,342
Accrued expenses	172,904	260,185
Deferred revenue	167,500	156,859
Income taxes payable	117,037	-
Earn-out liability, current	787,007	-
Other current liabilities	674	1,110
Total current liabilities	2,164,167	512,802

Long-term Liabilities
Earn-out liability, net of current portion	1,309,263	-
Class W-1 Warrant and redeemable Class B Common Stock	473,000	576,000
Total long-term liabilities	1,782,263	576,000
Total liabilities	3,946,430	1,088,802

Stockholders’ Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 14,000,000 shares authorized; 5,452,383 shares issued and outstanding	545	545
Additional paid-in capital	20,338,918	20,217,472
Retained earnings	1,023,516	164,676
Total stockholders’ equity	21,362,979	20,382,693
Total liabilities and stockholders’ equity	$25,309,409	$21,471,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Revenues - CrossingBridge	$2,042,478	$1,762,357	$3,769,732	$3,469,481
Revenues - Willow Oak	72,240	-	96,753	-
Revenues - internet	182,567	-	368,729	-
Total revenues	2,297,285	1,762,357	4,235,214	3,469,481

Cost of Revenues
Cost of revenues - internet	55,021	-	115,773	-
Total cost of revenues	55,021	-	115,773	-

Gross Profit
Gross profit - CrossingBridge	2,042,478	1,762,357	3,769,732	3,469,481
Gross profit - Willow Oak	72,240	-	96,753	-
Gross profit - internet	127,546	-	252,956	-
Total gross profit	2,242,264	1,762,357	4,119,441	3,469,481

Operating Expenses
Compensation and benefits	1,253,504	787,834	2,403,234	1,544,477
Stock compensation expenses	39,700	-	121,446	-
Computer expenses	45,126	50,689	91,895	79,567
Fund distribution, custody, and administrative expenses	126,879	68,119	192,152	116,091
Professional fees	12,706	25,819	570,699	27,019
Travel and entertainment	83,775	39,907	174,524	51,985
Other operating expenses	236,064	13,429	403,020	109,323
Total operating expenses	1,797,754	985,797	3,956,970	1,928,462

Income from operations before income taxes	444,510	776,560	162,471	1,541,019

Other Income (Expenses)
W-1 Warrant mark-to-market	355,000	-	103,000	-
Realized gain on note receivable	-	-	334,400	-
Interest and dividend income	97,849	14,758	209,963	24,557
Net investment gains (losses)	161,377	(28,433)	269,524	(41,074)
Other income, net	3,015	-	20,592	-
Total other income (expenses)	617,241	(13,675)	937,479	(16,517)

Income tax expense	(208,877)	-	(241,110)	-

Net income	$852,874	$762,885	$858,840	$1,524,502

Net income per share, basic and diluted	$0.16	$0.32	$0.16	$0.64
Weighted average number of shares, basic and diluted	5,468,133	2,400,000	5,463,086	2,400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

Balance December 31, 2022	5,452,383	$545	$20,217,472	$164,676	$20,382,693
Net income	-	-	-	5,966	5,966
Stock compensation expense	-	-	81,746	-	81,746
Balance March 31, 2023	5,452,383	545	20,299,218	170,642	20,470,405
Net income	-	-	-	852,874	852,874
Stock compensation expense	-	-	39,700	-	39,700
Balance June 30, 2023	5,452,383	$545	$20,338,918	$1,023,516	$21,362,979

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

Balance December 31, 2021	2,400,000	$240	$-	$591,669	$591,909
Net income	-	-	-	761,617	761,617
Balance March 31, 2022	2,400,000	240	-	1,353,286	1,353,526
Net income	-	-	-	762,885	762,885
Balance June 30, 2022	2,400,000	$240	$-	$2,116,171	$2,116,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income	$858,840	$1,524,502
Adjustments to reconcile net income to net cash flows from operating activities:
Realized gain on note receivable	(334,400)	-
Other income from W-1 Warrant mark-to-market	(103,000)	-
Stock based compensation	121,446	-
Deferred tax assets, net	106,702	-
Amortization and depreciation	104,472	-
(Increase) decrease in:
Accounts receivable	(171,815)	4,655
Prepaids	(30,968)	-
Other current assets	57,446	(6,849)
Increase (decrease) in:
Accounts payable	(43,011)	-
Accrued compensation	867,408	763,750
Accrued expenses	(87,281)	(75,798)
Deferred revenue	10,641	-
Income taxes payable	117,037	-
Other current liabilities	(436)	-
Net cash provided by operating activities	1,473,081	2,210,260

Cash flows from investing activities:
(Increase) decrease in investments	(1,960,290)	16,532
Investment in private company	(955,266)	-
Collection of note receivable	384,400	-
Purchase of RiverPark Strategic Income Fund assets	(199,988)	-
Investment in limited partnership	(172,512)	-
Net cash (used in) provided by investing activities	(2,903,656)	16,532

Cash flows from financing activities:
Decrease in due from affiliate	123,823	-
Earn-outs paid	(45,342)	-
Decrease in due to affiliate	-	(2,437,341)
Net cash provided by (used in) financing activities	78,481	(2,437,341)

Net decrease in cash	(1,352,094)	(210,549)

Cash and cash equivalents at beginning of the period - January 1	10,690,398	1,272,924
Cash and cash equivalents at end of the period - June 30	$9,338,304	$1,062,375

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

The reporting period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2023 reflects the standalone business of CrossingBridge prior to the Closing Date of the Mergers including the three- and six-month periods ended June 30, 2022, and reflects the consolidated business of the Company, including CrossingBridge and Enterprise Diversified for the period ended June 30, 2023 and as of December 31, 2022.

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

Prior to the Closing Date, including during the period ended June 30, 2022, the Company operated through a single reportable segment, CrossingBridge operations. Beginning on the Closing Date through the year ended December 31, 2022, the post-Merger period, and continuing through the current period ended June 30, 2023, the Company operated through four reportable segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

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

As of June 30, 2023, CBA serves as an adviser to its five proprietary products and sub-adviser to two additional products. As of June 30, 2023, the assets under management (“AUM”) for CBA, including advised and sub-advised funds, were in excess of $1.6 billion. The investment strategies for CBA include: ultra-short duration, low duration high yield, strategic income, responsible credit, and special purpose acquisition companies (“SPACs”). These strategies primarily employ investment grade and high yield corporate debt, as well as credit opportunities in event-driven securities, post reorganization investments, and stressed and distressed debt.

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

Willow Oak is an asset management platform focused on partnering with independent asset managers throughout various phases of their firm’s lifecycle to provide comprehensive operational services that support the growth of their businesses. Through minority ownership stakes and bespoke service-based contracts, Willow Oak offers affiliated managers strategic consulting, operational support, and growth opportunities. Services to date include consulting, fund launching, investor relations and marketing, accounting and bookkeeping, compliance program monitoring, fund management, and business development support. The Company intends to actively expand its Willow Oak platform with additional offerings that enhance the value of the Willow Oak platform to independent managers across the investing community.

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

Enterprise Diversified, Inc.

On June 12, 2023, through Enterprise Diversified, Inc., the Company invested $172,512 in a commodity-based limited partnership managed by a third-party general partner. The general partner is entitled to certain management fees and profit allocations, and the Company’s investment is subject to a two-year lockup from the date of the initial investment. As of the period ended June 30, 2023, this investment is carried at its reported net asset value (“NAV”) of $194,874.

eBuild Ventures, LLC

Pursuant to the Merger Agreement, the Company was transferred interests of eBuild Ventures, LLC (“eBuild”) on the Closing Date. eBuild acquires, or provides growth equity to, consumer product businesses in the digital or brick and mortar marketplaces.

Through eBuild, the Company also operates SPACinformer.com (“SPACinformer”), an electronic newsletter service focusing primarily on the aggregation and distribution of publicly available SPAC data, news, and analytics. During the period ended June 30, 2023, SPACinformer did not contribute material revenue or expenses to eBuild under the other operations segment.

On September 8, 2022, through eBuild, the Company made a capital contribution of $450,000, representing approximately a 10% ownership stake, in a start-up phase private company that operates in the consumer beverage product space. This investment is carried at its cost basis of $450,000 as of June 30, 2023.

On March 16, 2023, through eBuild, the Company made a capital contribution of $955,266, representing approximately a 3% ownership stake, in a private company that operates in the consumer products e-commerce space fulfilled by Amazon. This investment is carried at its cost basis of $955,266 as of June 30, 2023.

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, Enterprise Diversified entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. Triad Guaranty, Inc. exited bankruptcy in April 2018, and Enterprise Diversified was subsequently issued an amended and restated promissory note. As of December 31, 2022, Enterprise Diversified reported $50,000 of promissory note receivables, measured at fair value, from Triad DIP Investors, LLC, and 847,847 aggregate shares of Triad Guaranty, Inc. common stock. As of June 30, 2023, the Company attributed no value to its shares of Triad Guaranty, Inc. common stock held due to the stocks’ general lack of marketability. See Note 6 for more information.

On January 9, 2023, Enterprise Diversified was issued a second amended and restated promissory note by Triad DIP Investors, LLC. Amended terms to the promissory note include an increase in the interest rate from 12% to 18% per annum, with unpaid historical accrued interest and future monthly accrued and unpaid interest to be capitalized and added to the then-outstanding principal balance on the last business day of each month. Further, the maturity date of the note was extended from December 31, 2022 to April 30, 2023, with early payoff permitted. Also during the three-month period ended March 31, 2023, Triad notified the Company that it was able to secure a new financing resource that was not previously available. On April 27, 2023, the Company received repayment of the full historical principal balance and accrued interest related to the second amended and restated promissory note receivable, which was greater than the Company’s historical recorded carrying amount of $50,000 as of December 31, 2022. Given these developments, the Company recognized $334,400 of other income related to the realized gain on the note receivable, which is included on the unaudited condensed consolidated statements of operations for the six-month period ended June 30, 2023.

Corporate Operations

Corporate operations include any revenue or expenses derived from the Company’s corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Also included under corporate operations is investment activity earned through the reinvestment of corporate cash. Corporate investments are typically short-term, highly liquid investments, including vehicles such as mutual funds, ETFs, commercial paper, and corporate and municipal bonds. During the year ended December 31, 2022, through Enterprise Diversified under the other operations segment, the Company invested a total of $4,500,000 among three CrossingBridge mutual funds: the CrossingBridge Responsible Credit Fund, the CrossingBridge Ultra Short Duration Fund, and the CrossingBridge Low Duration High Yield Fund. During the three-month period ended June 30, 2023, through Enterprise Diversified under the other operations segment, the Company invested $1,200,000 into CrossingBridge’s newly acquired RiverPark Strategic Income Fund. The Company also routinely invests in the CrossingBridge Pre-Merger SPAC ETF through its other operations segment as well, which as of June 30, 2023, totaled $325,546. There are no liquidity restrictions in connection with these investments and any intercompany revenue and expenses have been eliminated in consolidation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and those entities in which it otherwise has a controlling financial interest as of and for the period ended June 30, 2023, including: CrossingBridge Advisors, LLC, and for the Post-Merger period beginning on August 12, 2022, Bonhoeffer Capital Management, LLC, eBuild Ventures, LLC, Enterprise Diversified, Inc., Sitestar.net, Inc., Willow Oak Asset Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC, Willow Oak Asset Management Fund Management Services, LLC, and Willow Oak Capital Management, LLC.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited carve-out financial statements and notes previously filed in our Registration Statement on Form S-4 initially filed with the SEC on February 3, 2022, as subsequently amended and declared effective by the SEC on July 14, 2022. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2023 and the results of operations for the three- and six-month periods ended June 30, 2023 and 2022.

Following Financial Accounting Standards Board guidance related to the accounting for reverse acquisitions, CrossingBridge’s historical carve-out financial statements replaced the Company’s (as the successor registrant to Enterprise Diversified) historical financial statements. Accordingly, the capital structure, and per share amounts presented in CrossingBridge’s historical carve-out financial statements for the periods prior to the Closing Date have been recast to reflect the capital activity in accordance with the Merger Agreement. CrossingBridge’s historical carve-out financial statements for the three- and six-month periods ended June 30, 2022, reflecting the recasting, are included as part of the unaudited interim condensed consolidated financial statements presented in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023.

The CrossingBridge Advisors, LLC carve-out for activity prior to the Closing Date, including the three- and six-month periods ended June 30, 2022, is part of the Cohanzick financial statements. Prior to the Closing Date of the Mergers, CBA was a wholly owned subsidiary of Cohanzick. The historical financial carve-out statements of CBA reflect the assets, liabilities, revenue, and expenses directly attributable to CBA, as well as allocations deemed reasonable by management, to present the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA on a stand-alone basis and do not necessarily reflect the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA in the future or what they would have been had CBA been a separate, stand-alone entity during the periods presented that include activity prior to the Closing Date.

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

Investments

The Company holds various investments through its other operations segment. Investments are typically short-term, highly liquid investments, including vehicles such as: mutual funds, ETFs, commercial paper, and corporate and municipal bonds. Occasionally, the Company also invests in comparably less liquid, opportunistic investments. Investments held at fair value are remeasured to fair value on a recurring basis. Certain assets held through the other operations segment do not have a readily determinable value as these investments are either not publicly traded, do not have published sales records, or do not routinely make current financial information available. Assets that do not have a readily determinable value are remeasured when additional valuation inputs become observable. See Note 6 for more information.

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

As of June 30, 2023 and December 31, 2022, allowances offsetting gross accounts receivable on the accompanying condensed consolidated balance sheets totaled $2,203 and $2,283, respectively. For the three- and six-month periods ended June 30, 2023, bad debt expenses (recoveries) totaled $(924) and $320, respectively. There were no comparable bad debt expenses for the three- and six-month periods ended June 30, 2022.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company tests its goodwill annually as of December 31, or more often if events and circumstances indicate that those assets might not be recoverable. As of June 30, 2023 and December 31, 2022, the Company reported $737,869 of goodwill under the CrossingBridge operations segment. None of the Company’s recorded goodwill is tax deductible. The fair values assigned to tangible and intangible assets acquired as part of the Mergers are based on management’s estimates and assumptions. As of the period ended June 30, 2023, the Company considers the fair values of assets acquired and liabilities assumed to be final and no longer subject to potential adjustments.

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

Intangible assets (other than goodwill) consist of customer relationships, trade names, investment management agreements, a non-compete, and domain names held amongst the CrossingBridge, Willow Oak and internet operations segments. When management determines that material intangible assets are acquired in conjunction with the purchase of a business or asset, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses estimated future undiscounted cash flows of the related intangible asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. As of the periods ended June 30, 2023 and December 31, 2022, the Company reported the following intangible assets, net of amortization and excluding goodwill, under the respective operating segment.

	June 30, 2023	December 31, 2022
CrossingBridge	$2,278,558	$-
Willow Oak	513,123	534,195
Internet	669,373	689,731
Intangible assets, net	$3,461,054	$1,223,926

As of June 30, 2023, the Company owned 242 domain names.

As a result of the Company’s impairment testing of goodwill and other intangible assets on December 31, 2022, the Company determined that there was no impairment adjustment necessary.

Earn-Out Liability

The Company may enter into contingent payment arrangements in connection with the Company’s business combinations or asset purchases. In contingent payment arrangements, the Company agrees to pay transaction consideration to the seller based on future performance. The Company estimates the value of future payments of these potential future obligations at the time the business combination or asset purchase is consummated. The liabilities related to contingent payment arrangements are recorded under the earn-out liability line on the condensed consolidated balance sheets.

Contingent payment obligations related to asset purchases, if estimable and probable of payment, are initially recorded at their estimated value and reviewed for changes at every reporting. Any changes to the estimated value are recorded as an update of the initial acquisition cost of the asset with a corresponding change to the estimated contingent payment obligation on the condensed consolidated balance sheets. See Note 5 for more information on the Company’s asset acquisition of the RiverPark Strategic Income Fund.

W-1 Warrant and Redeemable Class B Common Stock

Pursuant to the Merger Agreement, the Company issued 1,800,000 Class B common shares that are mandatorily redeemable upon exercise of the W-1 Warrant, which provides the holder the ability to purchase 1,800,000 Class A Common Shares at certain terms. Management has determined that the W-1 Warrant represents an embedded equity-linked feature within the Class B common shares, and therefore is valued in conjunction with the Class B common shares. The value of the W-1 Warrant and Class B common shares is determined using a Black-Scholes pricing model and is classified as a long-term liability on the condensed consolidated balance sheets. The value is remeasured at each reporting date with the change in value flowing through the unaudited condensed consolidated statements of operations for the relevant period under the “mark-to-market” line item. See Note 4 for additional terms of the W-1 Warrant and Class B common shares.

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

Stock Compensation Expense

The board of directors of the Company adopted the ENDI Corp. 2022 Omnibus Equity Incentive Plan, dated December 19, 2022 (the “2022 Plan”), which was subsequently approved by the Company’s stockholders at the 2023 annual meeting of stockholders held on May 22, 2023 (“2023 Annual Meeting”). On February 28, 2023 (the “Grant Date”), the Company granted (i) restricted stock units, and (ii) restricted Class A common stock. Vested restricted stock unit awards will be settled by the Company in the form of cash or the issuance and delivery of shares of Company common stock in the year following the year the awards have become vested, but no later than March 15 of the following year. The Company has elected to ratably recognize the stock compensation expense associated with its outstanding equity awards over each award’s respective vesting period. Equity awards are valued on their respective Grant Date at fair market value, the then current trading value of the Company’s Class A Common Stock, and are not subject to future revaluation. On the Grant Date, the closing stock price of the Company’s Class A Common Stock was $4.35.

The table below further details the awards granted on February 28, 2023, and represents the number of outstanding awards and the relevant income statement impact as of and during the six-month period ended June 30, 2023. There were no comparable equity awards or income statement impacts as of and during the six-month period ended June 30, 2022.

			Income Statement Impact for the
Award Type	Number of Awards Outstanding	Vesting Schedule	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Restricted stock units	99,766	25% on the second anniversary of January 1, 2023, and thereafter in three equal installments on the subsequent three anniversaries of the initial vesting date, with 100% of the restricted stock vested on the fifth anniversary of the initial vesting, subject to the recipient’s continuous employment.	$21,699	$28,932
Restricted stock units	15,750	Fully vested on the date of grant.	-	68,513
Restricted stock	82,761	25% on the second anniversary of January 1, 2023, and thereafter in three equal installments on the subsequent three anniversaries of the initial vesting date, with 100% of the restricted stock vested on the fifth anniversary of the initial vesting, subject to the recipient’s continuous employment.	18,001	24,001
Total outstanding awards	198,277		$39,700	$121,446

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

Concentration of Revenue

CBA is the adviser to five registered investment companies under the CrossingBridge Family of Funds. The advised funds are the CrossingBridge Low Duration High Yield Fund, CrossingBridge Ultra-Short Duration Fund, RiverPark Strategic Income Fund, CrossingBridge Responsible Credit Fund, and the CrossingBridge Pre-Merger SPAC ETF. The combined AUM for these advised funds was approximately $1.01 billion and $692 million as of June 30, 2023 and 2022, respectively. CBA is also the sub-adviser to two 1940 Act registered mutual funds with AUM totaling approximately $615 million and $796 million as of June 30, 2023 and 2022, respectively. Finally, CBA also earns revenue through a service agreement with a related party. See Note 3 for more information on the terms of the services agreement.

CBA fee revenues earned from advised funds, sub-advised funds, and services agreement for the three- and six-month periods ended June 30, 2023 and 2022 included in the accompanying unaudited condensed consolidated statements of operations are detailed below.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
CrossingBridge Operations Revenue	2023	2022	2023	2022

Advised fund fee revenue	$1,376,227	$1,159,926	$2,401,691	$2,159,184
Sub-advised fund fee revenue	536,504	602,431	1,084,430	1,310,297
Service fee revenue	129,747	-	283,611	-
Total fee revenue	$2,042,478	$1,762,357	$3,769,732	$3,469,481

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

Fund management services revenue earned through the Willow Oak operations segment is also generally recorded on a monthly basis, which is in line with the timing of when services are provided. Occasionally, fund management services revenue is earned through bespoke consulting contracts performed over the course of multiple periods. In this instance, Willow Oak will only record and collect revenue for services received through the end of each monthly or quarterly period, as appropriate.

The Company has performed an assessment of its revenue contracts under the Willow Oak operations segment and has not identified any contract assets or liabilities.

A summary of revenue earned through Willow Oak operations during the three- and six-month periods ended June 30, 2023 and included on the accompanying unaudited condensed consolidated statements of operations is detailed below:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Willow Oak Operations Revenue	2023	2022	2023	2022

Management fee revenue	$15,535	$-	$30,703	$-
Fund management services revenue	56,705	-	66,050	-
Total revenue	$72,240	$-	$96,753	$-

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue recorded under the internet operations segment as of June 30, 2023 and December 31, 2022 was $167,500 and $156,859, respectively. During the three- and six-month periods ended June 30, 2023, $31,344 and $102,088 of revenue was recognized from prior-year contract liabilities (deferred revenue), respectively. The internet operations segment did not have comparable activity for the three- and six-month periods ended June 30, 2022.

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

As of June 30, 2023, the Company reported $1,334,532 of net deferred tax assets on the condensed consolidated balance sheets. These net deferred tax assets consist primarily of historic net operating losses that were acquired by the Company as part of the Business Combination, as well as post-closing activity which includes certain deferred tax assets and liabilities that were not previously recognized when CrossingBridge was a nontaxable entity. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), the Company has performed an analysis to determine if a change of control occurred as a result of the Business Combination and has determined that a change of control is more likely than not to have occurred on August 11, 2022. Under Section 382, net operating loss carryforwards that arose prior to the ownership change will have limited availability to offset taxable income arising in future periods following the ownership change. Section 382 imposes multiple separate and distinct limits on the utilization of pre-change of control net operating losses based on the fair market value of the Company immediately prior to the change of control, as well as certain activities that may or may not occur during the 60 months immediately following the change of control. While the majority of the Company’s historic net operating losses will be limited to an annual threshold, the majority of historic net operating losses also will not be subject to future expiration. As of the period ended June 30, 2023, the Company has not provided a valuation allowance against its net operating losses as the Company expects to be able to use its net operating losses in full to offset future taxable income generated by the Company.

In as much as CBA had a single member prior to the Closing Date, it had historically been treated as a disregarded entity for income tax purposes. Consequently, Federal and state income taxes have not been provided for periods prior to the Closing Date, including the six-month period ended June 30, 2022, as its single member was taxed directly on CBA’s earnings. CBA activity subsequent to the Closing Date was consolidated within ENDI Corp.’s tax return that will be filed for the year ended December 31, 2022 and was included in the income tax provision for the year ended December 31, 2022.

During the three- and six-month periods ended June 30, 2023, the Company reported $208,877 and $241,110 of income tax expenses, respectively. As noted above, due to CBA’s disregarded status for periods prior to the Closing Date, no comparable income tax expenses existed for the three- and six-month periods ended June 30, 2022.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Included in the basic income (loss) per share for the three- and six-month periods ended June 30, 2023, in addition to the number of shares of common stock outstanding, are 15,750 shares underlying common stock equity incentives awarded pursuant to the Company’s 2022 Plan which vested immediately in full upon approval by the Company’s stockholders of the 2022 Plan at the 2023 Annual Meeting. These shares represent equity awards in the form of restricted stock units.

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

The number of potentially dilutive shares for the period ended June 30, 2023, consisting of the Class W-1 and W-2 Warrants issued pursuant to the Merger Agreement, was 2,050,000. There were no potentially dilutive shares for the period ended June 30, 2022. None of the potentially dilutive securities had a dilutive impact during the three- and six-month periods ended June 30, 2023.

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

NOTE 3. RELATED PARTY TRANSACTIONS

CrossingBridge Advisors, LLC

RiverPark Strategic Income Fund Asset Acquisition

On November 18, 2022, CBA entered into a Purchase and Assignment and Assumption Agreement, as amended on December 28, 2022 (as amended, the “RiverPark Agreement”), with RiverPark Advisors, LLC and Cohanzick, the Company’s majority stockholder and historical sole member of CBA that is majority owned by the Company’s CEO and director, David Sherman, pursuant to which RiverPark Advisors, LLC intended to sell to CBA certain assets and CBA intended to assume certain liabilities, including certain rights and responsibilities under the RiverPark Advisory Agreement (as defined herein) and the RiverPark Expense Limitation Agreement (as defined herein) relating to the provision of investment advisory services for the mutual fund known as RiverPark Strategic Income Fund (the “RiverPark Fund”), subject to certain terms and conditions set forth in the agreement.

Pursuant to the RiverPark Agreement, no consideration was paid upon closing; however, CBA shall pay an amount approximately equal to 50% of RiverPark Fund’s management fees (as set forth in RiverPark Fund’s prospectus) to RiverPark (the prior adviser) and Cohanzick (the prior sub-adviser) for a period of three years after closing, and pay an amount approximately equal to 20% of the RiverPark Fund’s management fees in the fourth and fifth years after closing as set forth in the RiverPark Agreement. Notwithstanding the foregoing, certain of the amounts payable based on the RiverPark Fund’s management fees pursuant to the RiverPark Agreement during the first three years after the closing shall be capped such that they are less than $1.3 million in the aggregate.

In connection with the RiverPark Agreement, Cohanzick and CBA entered into an agreement which prohibits Cohanzick from competing with a substantially similar strategic income strategy as the RiverPark Fund as an adviser or sub-adviser to a fund registered under the 1940 Act or any Undertakings for the Collective Investment in Transferable Securities products.

During the three- and six-month periods ended June 30, 2023, payments made by CBA to Cohanzick in accordance with the RiverPark Agreement totaled $16,588. See Note 5 for more information.

Historical Shared Expenses Prior to Consummation of the Merger

The Company, through CrossingBridge, and Cohanzick, shared certain staff, office facilities, and administrative services. The parties involved had agreed to allocate these expenses based on the AUM of each party for activity occurring prior to the consummation of the Merger. These allocated expenses are reported under the CrossingBridge operations segment in the accompanying unaudited condensed consolidated statements of operations in the categories for which the utilization of services relates. A summary of the expenses allocated from Cohanzick to CBA for the three- and six-month periods ended June 30, 2022 is noted below. There is no comparable activity for the three- and six-month periods ended June 30, 2023, because Post-Merger there were no CBA expenses allocated in this manner.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Cohanzick Management Expense Allocation	2023	2022	2023	2022

Employee compensation and benefit expenses allocated	$-	$334,866	$-	$664,513
Owner compensation and benefit expenses allocated	-	452,968	-	879,964
Other allocated expenses	-	98,225	-	225,420
Total allocated expenses	$-	$886,059	$-	$1,769,897

There was no due to affiliate balance between CBA and Cohanzick reported on the Company’s condensed consolidated balance sheets as of the periods ended June 30, 2023 and December 31, 2022. Any due to affiliate balance is due 13 months after the calendar year-end upon 60 days’ written notice. If no notice is given, the date payment is due would extend for another 12 months with 0% interest. Repayments made during the three- and six-month periods ended June 30, 2022 by CBA to Cohanzick, for allocated expenses recorded during the year ended December 31, 2021, totaled $1,094,895 and $2,851,229, respectively.

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

During the three- and six-month periods ended June 30, 2023, CBA reported $44,567 and $89,427 of operating expenses pursuant to the Services Agreement with Cohanzick, respectively.

During the three- and six-month periods ended June 30, 2023, CBA earned $129,747 and $283,611 of revenue from the Services Agreement with Cohanzick, respectively. No comparable revenue was earned during the three- and six-month periods ended June 30, 2022 as the Services Agreement was not in force until the Closing Date. As of June 30, 2023, a receivable of $129,747 related to the Services Agreement revenue is included in accounts receivable on the accompanying condensed consolidated balance sheets. The Services Agreement receivable amount recorded of the year ended December 31, 2022, totaling $160,330, was subsequently collected in full.

License Agreement between CBA and Cohanzick

Pursuant to the Merger Agreement, the Company, through CBA and Cohanzick entered into a license agreement. The license agreement provides CBA with the right to use and occupy certain office space originally leased by Cohanzick from a third-party landlord pursuant to a lease agreement dated November 23, 2018. The initial term of the license agreement runs through the first anniversary of the commencement date of the license agreement and will automatically renew for subsequent one-year terms unless otherwise earlier terminated pursuant to the terms thereof. Pursuant to the license agreement, CBA shall pay Cohanzick a fee equal to Licensee’s Share (as defined herein) of the following charges: a monthly base rental and increases in certain taxes and operating expenses. “Licensee’s Share” means for a calendar month that occurs in whole or in part during the term, the fraction, expressed as a percentage, the numerator of which is the number of CBA employees that occupied the licensed premises as of the first business day of such calendar month, and the denominator of which is the number of Cohanzick and CBA employees that occupied the premises as of the first business day of such calendar month, as reasonably determined by Cohanzick.

During the three- and six-month periods ended June 30, 2023, CBA paid $11,723 and $33,537, respectively, of rental expenses, including utilities, per the license agreement with Cohanzick. No comparable expenses were paid during the three- and six-month periods ended June 30, 2022 as the license agreement with Cohanzick was not in force until the Closing Date.

Enterprise Diversified, Inc.

Due from Affiliate

Pursuant to the Merger Agreement, Enterprise Diversified agreed to reimburse Cohanzick for certain fees and expenses, comprising primarily of legal and accounting fees incurred as part of the share registration process. These fees were initially recorded and reimbursed for a total of $594,152 during the year ended December 31, 2022. Upon further analysis by both parties, it was determined that only $470,329 of these fees were subject to reimbursement in accordance with the Merger Agreement. The initial over payment of these fees, totaling $123,823, has been included within the due from affiliate amount on the accompanying condensed consolidated balance sheets as of December 31, 2022. During the six-month period ended June 30, 2023, this over payment was repaid in full and the corresponding due from affiliate amount has been settled.

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

During the Post-Merger period, the Company recorded three measurement period adjustments to the preliminary recorded values assigned to certain Company assets acquired as of the Closing Date. The fair value assigned to the Company’s note receivable was reduced from $300,000 to $50,000, the fair value assigned to the Company’s domain names was reduced from $235,000 to $175,000, and the fair value assigned to the Company’s net deferred tax assets was increased from $0 to $1,249,556. The net changes in fair value, totaling an increase of $939,556, proportionally decreased the balance of residual goodwill from $1,677,425 to $737,869 as of December 31, 2022. These adjustments were the product of expanded valuation analyses performed by management and were incorporated within the values noted in the table above. As of the period ended June 30, 2023, the Company considers the fair values of assets acquired and liabilities assumed to be final and no longer subject to potential adjustments.

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

The unaudited pro forma financial information for the six-month period ended June 30, 2022 combines the historical results of the Company for those periods, the historical results of Enterprise Diversified for the periods prior to the Closing Date, and the effects of the pro forma adjustments discussed above. The unaudited pro forma financial information is as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenue	$2,016,074	$3,980,173
Net income	243,750	253,753
Net income per share	$0.04	$0.05

NOTE 5. RIVERPARK STRATEGIC INCOME FUND ASSET ACQUISITION

As discussed in Note 3, on November 18, 2022, CBA, entered into the RiverPark Agreement with RiverPark Advisors, LLC and Cohanzick pursuant to which RiverPark Advisors, LLC intended to sell to CBA certain assets and CBA intended to assume certain liabilities, including certain rights and responsibilities under the RiverPark Advisory Agreement (as defined herein) and the RiverPark Expense Limitation Agreement (as defined herein) relating to the provision of investment advisory services for the mutual fund known as the RiverPark Fund, subject to certain terms and conditions set forth in the agreement.

On May 10, 2023, the board of trustees of the RiverPark Fund and holders of a majority of the outstanding voting securities of RiverPark Fund approved the RiverPark Agreement and the transactions contemplated thereby. On May 12, 2023 (the “Closing Date”), as contemplated by the RiverPark Agreement, CBA assumed (i) the advisory services role under that certain Amended and Restated Investment Advisory Agreement (the “RiverPark Advisory Agreement”) dated February 14, 2012 by and between RiverPark and RiverPark Funds Trust (“RiverPark Trust”) pursuant to which RiverPark provided investment advisory services to the RiverPark Fund and (ii) the Operating Expense Limitation Agreement (“RiverPark Expense Limitation Agreement”) dated as of July 1, 2019 by and between RiverPark and RiverPark Trust. Furthermore, pursuant to the RiverPark Agreement, on the Closing Date, the parties to that certain Sub-Advisory Agreement dated as of August 1, 2012 by and among RiverPark, Cohanzick and the RiverPark Trust, on behalf of the RiverPark Fund, have terminated such agreement and made CrossingBridge a party to the RiverPark Expense Limitation Agreement. Furthermore, in connection with the RiverPark Agreement, Cohanzick and CBA entered into an agreement which prohibits Cohanzick from competing with a substantially similar strategic income strategy as the RiverPark Fund as an adviser or sub-adviser to a fund registered under the Investment Company Act of 1940, as amended, or any Undertakings for the Collective Investment in Transferable Securities products.

Pursuant to the RiverPark Agreement, no consideration was paid upon closing; however, CBA shall pay an amount approximately equal to 50% of RiverPark Fund’s management fees (as set forth in RiverPark Fund’s prospectus) to RiverPark (the prior adviser) and Cohanzick (the prior sub-adviser) for a period of three years after closing, and pay an amount approximately equal to 20% of the RiverPark Fund’s management fees in the fourth and fifth years after closing as set forth in the RiverPark Agreement. Notwithstanding the foregoing, certain of the amounts payable based on the RiverPark Fund’s management fees pursuant to the RiverPark Agreement during the first three years after the closing shall be capped such that they are less than $1.3 million in the aggregate. This liability is reported on the Company’s condensed consolidated balance sheets under earn-out liability.

The RiverPark Fund transaction is classified as an asset acquisition, and the costs of the acquisition were allocated to the assets acquired on the basis of their relative fair values. Assets acquired primarily consisted of customer relationships, investment contracts, and a noncompete agreement.

By applying the guidance in ASC 323-10-25-2A and ASC 323-10-25-2B to an asset acquisition, as the fair value of the group of assets exceeds the initial consideration, the consideration is recorded as the lesser of the maximum amount of contingent consideration or the excess of the fair value of the net assets acquired over the initial consideration paid. As the initial consideration of the transaction was $0 and there is no maximum amount to the contingent consideration, the later scenario is applied. The purchase price of $2,341,600 consisted of a combination of $2,141,612 in variable cash payments and $199,988 of acquisition costs incurred by the Company in connection with the transaction. Variable cash payments are based on a percentage of the RiverPark Fund net advisory fees earned and daily average assets under management of the fund. Payments are to be made monthly over the next five years.

The acquisition-date fair value of the consideration transferred and the allocation of cost to the assets acquired and liabilities assumed at the acquisition date are as follows:

Acquisition-date fair value of consideration transferred:
Variable cash payments	$2,141,612
Transaction costs	199,988
Total purchase price	$2,341,600

Allocation of cost to assets acquired:
Customer relationships	$2,294,768
Investment management agreements	23,416
Noncompete agreement	23,416
Total cost of assets acquired	$2,341,600

NOTE 6. FAIR VALUE OF ASSETS AND LIABILITIES

GAAP defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

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

The following table presents information about the Company’s assets measured at fair value as of the periods ended June 30, 2023 and December 31, 2022.

	Level I	Level II	Level III
June 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Excluded (a)

Investments in securities, at fair value (cost $6,960,663)	$7,798,616	$-	$-	$-
W-1 Warrant and Class B Common Stock liability, at fair value	-	-	473,000	-
Investment in limited partnership, at net asset value	-	-	-	194,874
Total	$7,798,616	$-	$473,000	$194,874

	Level I	Level II	Level III
December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Excluded (a)

Investments in securities, at fair value (cost $5,802,395)	$5,860,688	$-	$-	$-

W-1 Warrant and Class B Common Stock liability, at fair value	-	-	576,000	-
Total	$5,860,688	$-	$576,000	$-

(a)	Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed previously, through Enterprise Diversified, the Company holds Level I investments, among which include shares of CrossingBridge Ultra-Short Duration Fund, CrossingBridge Low Duration High Yield Fund, RiverPark Strategic Income Fund, and CrossingBridge Responsible Credit Fund, which are SEC registered mutual funds for which CBA is the adviser, as well as shares of CrossingBridge Pre-Merger SPAC ETF, which is an ETF also advised by CBA. As of June 30, 2023, Level I investments held by the Company in investment products advised by CBA totaled $6,203,265. The Company’s remaining Level I investments held as of June 30, 2023 includes marketable U.S. fixed income and equity securities. There are no liquidity restrictions in connection with these investments held through Enterprise Diversified.

The Company’s investment in the commodity-based limited partnership is measured using NAV as the practical expedient and is exempt from the fair value hierarchy. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. The Company’s investment in this limited partnership is remeasured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as investment income in the period of adjustment. As of the period ended June 30, 2023, the Company carried its investment in the commodity-based limited partnership at $194,874. During the three- and six-month periods ended June 30, 2023, the Company recognized $22,362 of net investment income related to this investment. No comparable activity exists for the three- and six-month periods ended June 30, 2022.

As discussed previously, pursuant to the Merger Agreement, the Company issued 1,800,000 Class B common shares that are mandatorily redeemable upon exercise of the W-1 Warrant. Management has determined that the W-1 Warrant represents an embedded equity-linked feature within the Class B common shares, and therefore is valued in conjunction with the Class B common shares as a long-term liability on the condensed consolidated balance sheets. The value of the W-1 Warrant and Class B common shares is determined using a Black-Scholes pricing model, resulting in a Level III classification. The pricing model considers a variety of inputs at each measurement date including, but not exclusively, the Company’s closing stock price, the Company’s estimated equity volatility over the remaining warrant term, the warrant exercise price, the Company’s annual rate of dividends, the bond equivalent yield, and remaining term of the W-1 Warrant. Additionally, a discount is applied based on an analysis of the underlying marketability of the Company’s Class A common stock with respect to Rule 144 restrictions. This value is remeasured at each reporting date with the change in value flowing through the unaudited condensed consolidated statements of operations for the relevant period. The table below represents the relevant inputs used in the value determination as of June 30, 2023 and change in value from the Closing Date to June 30, 2023.

W-1 Warrant and Class B Common Stock
Inputs below are as of June 30, 2023

ENDI Corp. closing stock price	$3.51
Warrant exercise price	$8.00
Estimated equity volatility over remaining term	40.80%
ENDI Corp. annual rate of dividends	0.00%
Bond equivalent yield	4.13%
Remaining term of W-1 Warrant	4.12
Discount for lack of marketability	23.00%

August 11, 2022	$1,476,000
Less: Unrealized gains reported in other income	(900,000)
December 31, 2022	576,000
Plus: Unrealized losses reported in other income	252,000
March 31, 2023	828,000
Less: Unrealized gains reported in other income	$(355,000)
June 30, 2023	$473,000

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes its intangible assets — goodwill, customer relationships, trade names, investment management agreements, non-compete agreement, and domain names — on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the three- and six-month periods ended June 30, 2023. No comparable analysis was performed during the three- and six-month periods ended June 30, 2022 as the Company did not hold any intangible assets prior to the Closing Date.

As discussed previously, the Company entered into a contingent consideration arrangement pursuant to the RiverPark Agreement, which is included on the condensed consolidated balance sheets on June 30, 2023 for $2,096,270, including both the short and long-term portions, as an earn-out liability. Contingent payment obligations related to asset purchases, if estimable and probable of payment, are initially recorded at their estimated value and reviewed for changes at every reporting. Any future changes to the estimated value are recorded as an update of the initial acquisition cost of the asset with a corresponding change to the estimated contingent payment obligation on the condensed consolidated balance sheets.

As discussed previously, Enterprise Diversified held a promissory note receivable from Triad DIP Investors, LLC and 847,847 aggregate shares of Triad Guaranty, Inc. common stock. During the three-month period ended March 31, 2023, Enterprise Diversified was issued a second amended and restated promissory note by Triad DIP Investors, LLC and was further notified that Triad had successfully secured a new financing resource that would permit a full repayment of Enterprise Diversified’s promissory note. On April 27, 2023, the Company received repayment of the full historical principal balance and accrued interest related to the amended and restated promissory note receivable, which was greater than the Company’s historical recorded carrying amount of $50,000 as of December 31, 2022. As a result of these developments, the Company recognized $334,400 of other income as a realized gain on collection of the note, which is included on the unaudited condensed consolidated statements of operations for the six-month period ended June 30, 2023. As of June 30, 2023, the Company attributed no value to its shares of Triad Guaranty, Inc. common stock due to the stocks’ general lack of marketability.

NOTE 7. INTANGIBLE ASSETS

The Company’s intangible assets as of June 30, 2023 and December 31, 2022 are included below.

	June 30, 2023	December 31, 2022

Customer relationships	$3,294,768	$1,000,000
Domain names	175,000	175,000
Trade names	80,000	80,000
Investment management agreements	23,416	-
Noncompete	23,416	-
	3,596,600	1,255,000
Less: accumulated amortization	(135,546)	(31,074)
Intangible assets, net	$3,461,054	$1,223,926

Amortization expenses on intangible assets during the three- and six-month periods ended June 30, 2023 totaled $83,757 and $104,472, respectively. There was no comparable amortization expense for the three- and six-month periods ended June 30, 2022.

NOTE 8. SEGMENT INFORMATION

Prior to the Closing Date, including during the period ended June 30, 2022, the Company operated through a single reportable segment, CrossingBridge operations. Beginning on the Closing Date through the year ended December 31, 2022, the Post-Merger period, and continuing through the current period ended June 30, 2023, the Company operated through four reportable segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations.

The CrossingBridge operations segment includes revenue and expenses derived from investment management and advisory and sub-advisory services.

Beginning on August 12, 2022, the Willow Oak operations segment includes revenues and expenses derived from various joint ventures, service offerings, and initiatives undertaken in the asset management industry.

Beginning on August 12, 2022, the internet operations segment includes revenue and expenses related to the Company’s sale of internet access, e-mail and hosting, storage, and other ancillary services. The Company’s internet segment includes revenue generated by operations in both the United States and Canada. Included in unaudited condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2023, the internet operations segment generated revenue of $173,533 and $350,328 in the United States and revenue of $9,034 and $18,401 in Canada, respectively. All assets reported under the internet operations segment for the period ended June 30, 2023 are located within the United States.

Beginning on August 12, 2022, the other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three- and six-month periods ended June 30, 2023 and 2022.

Three-Month Period Ended June 30, 2023	CrossingBridge	Willow Oak	Internet	Other	Consolidated

Revenues	$2,042,478	$72,240	$182,567	$-	$2,297,285
Cost of revenue	-	-	55,021	-	55,021
Operating expenses	1,193,310	160,410	62,571	381,463	1,797,754
Other income	7,959	405	1,139	398,861	408,364
Net income (loss)	857,127	(87,765)	66,114	17,398	852,874
Goodwill	737,869	-	-	-	737,869
Identifiable assets	$5,534,134	$704,279	$773,993	$17,559,134	$24,571,540

Three-Month Period Ended June 30, 2022	CrossingBridge	Willow Oak	Internet	Other	Consolidated

Revenues	$1,762,357	$-	$-	$-	$1,762,357
Cost of revenue	-	-	-	-	-
Operating expenses	985,797	-	-	-	985,797
Other expenses	(13,675)	-	-	-	(13,675)
Net income	762,885	-	-	-	762,885
Goodwill	-	-	-	-	-
Identifiable assets	$3,828,940	$-	$-	$-	$3,828,940

Six-Month Period Ended June 30, 2023	CrossingBridge	Willow Oak	Internet	Other	Consolidated

Revenues	$3,769,732	$96,753	$368,729	$-	$4,235,214
Cost of revenue	-	-	115,773	-	115,773
Operating expenses	2,556,406	255,228	124,097	1,021,239	3,956,970
Other income	8,250	310	983	686,826	696,369
Net income (loss)	1,221,576	(158,165)	129,842	(334,413)	858,840
Goodwill	737,869	-	-	-	737,869
Identifiable assets	$5,534,134	$704,279	$773,993	$17,559,134	$24,571,540

Six-Month Period Ended June 30, 2022	CrossingBridge	Willow Oak	Internet	Other	Consolidated

Revenues	$3,469,481	$-	$-	$-	$3,469,481
Cost of revenue	-	-	-	-	-
Operating expenses	1,928,462	-	-	-	1,928,462
Other expenses	(16,517)	-	-	-	(16,517)
Net income	1,524,502	-	-	-	1,524,502
Goodwill	-	-	-	-	-
Identifiable assets	$3,828,940	$-	$-	$-	$3,828,940

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2023 and December 31, 2022, the Company had no long-term leases that required right-of-use assets or lease liabilities to be recognized.

In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to short-term leases, including its membership agreement through ENDI Corp. and its license agreement through CBA, for the three- and six-month periods ended June 30, 2023 and 2022 were $14,008 and $37,922, and $26,361 and $46,156, respectively.

There are no other operating lease costs for the three- and six-month periods ended June 30, 2023 and 2022.

Other Commitments

Registration Rights Agreement

As previously reported, on the Closing Date, the Company entered into the RRA with certain stockholders that are deemed to be affiliates of ENDI immediately following the Closing Date, pursuant to which such stockholders’ Class A Common Shares, including the Class A Common Shares underlying any warrants issued in connection with the Mergers, will be registered for resale on a registration statement to be filed by the Company with the SEC under the Securities Act of 1933, as amended. On May 1, 2023, the Company entered into a second amendment to the RRA pursuant to which the parties extended the deadline by which the Company shall prepare and file or cause to be prepared and filed with the SEC a registration statement to on or before August 1, 2023, and on August 1, 2023, the Company entered into a third amendment to the RRA pursuant to which the parties extended the deadline by which the Company shall prepare and file or cause to be prepared and filed with the SEC a registration statement to on or before March 31, 2024.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Classes of Shares

As of June 30, 2023, the Company’s Certificate of Incorporation authorizes the issuance of an aggregate of 17,800,000 shares of capital stock of the Company consisting of 14,000,000 authorized shares of Class A Common Stock, par value of $0.0001 per share, 1,800,000 authorized shares of Class B Common Stock, par value of $0.0001 per share, and 2,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”).

Class A Common Stock

As of June 30, 2023, 5,452,383 shares of the Company’s Class A Common Stock were issued and outstanding.

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

Class B Common Stock

As of June 30, 2023, 1,800,000 shares of the Company’s Class B Common Stock were issued and outstanding.

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

Preferred Stock

As of June 30, 2023, the Company had no issued shares of Preferred Stock.

The voting, dividend, distribution, and any other rights of holders of any series of the Company’s Preferred Stock will be as described in the applicable Certificate of Designation designating such series of Preferred Stock.

NOTE 11. SUBSEQUENT EVENTS

On July 14, 2023, the Company, through Enterprise Diversified, invested $500,000 in a private placement transaction for which the Company will receive 500 preferred shares of the issuer as well as 100,000 warrants of the issuer’s parent company at an exercise price of $6.00 per warrant. This investment will not result in the Company having a controlling interest in the issuer. This investment will be revaluated at each future reporting period.

On August 1, 2023, the Company entered into a third amendment to the RRA pursuant to which the parties extended the deadline by which the Company shall prepare and file or cause to be prepared and filed with the SEC a registration statement to on or before March 31, 2024.

Management has evaluated all subsequent events from June 30, 2023, through August 11, 2023, the date the condensed consolidated financial statements were issued. Management concluded that no additional subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements with information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related footnotes as of and for the three- and six-month periods ended June 30, 2023 appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in other reports we file with the SEC from time to time. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or restructuring results in less comparable financial performance. As a result of the Business Combination that was consummated on August 11, 2022, and the determination that the Business Combination would be accounted for as a reverse acquisition, all historic activity for the three- and six-month periods ended June 30, 2022 represents only the financial activity of CrossingBridge Advisors, LLC. Activity presented for and as of the three- and six-month periods ended June 30, 2023 and as of the year ended December 31, 2022, includes CrossingBridge financial activity, which has been consolidated with the activity of Enterprise Diversified, Inc. and its subsidiaries as of August 11, 2022 through the period ended June 30, 2023. All amounts are in U.S. dollars, unless otherwise noted.

Overview

The Company operates through four reportable segments.

CrossingBridge Operations

This segment includes revenue and expenses derived from the Company’s investment advisory and sub-advisory services offered through various SEC registered mutual funds and an exchange-traded fund (“ETF”) through CrossingBridge Advisors, LLC. As of June 30, 2023, CBA serves as an adviser to its five proprietary products and sub-adviser to two additional products. As of June 30, 2023, the assets under management (“AUM”) for CBA, including advised and sub-advised funds, were in excess of $1.6 billion.

The investment strategies for CBA include: ultra-short duration, low duration high yield, strategic income, responsible credit, and special purpose acquisition companies (“SPACs”). These strategies primarily employ investment grade and high yield corporate debt, as well as credit opportunities in event-driven securities, post reorganization investments, and stressed and distressed debt. Details of CBA’s products are included below:

Product Name	Ticker Symbol	Inception Date	Advisory Role	AUM as of June 30, 2023 (in dollars)
CrossingBridge Low Duration High Yield Fund	CBLDX	January 31, 2018	Adviser	568,589,728
CrossingBridge Ultra-Short Duration Fund	CBUDX	June 30, 2021	Adviser	89,222,031
RiverPark Strategic Income Fund	RSIIX	September 30, 2013*	Adviser	265,651,451
CrossingBridge Responsible Credit Fund	CBRDX	June 30, 2021	Adviser	25,032,190
CrossingBridge Pre-Merger SPAC ETF	SPC	September 20, 2021	Adviser	64,591,274
Destinations Low Duration Fixed Income Fund	DLDFX	March 20, 2017	Sub-adviser	255,628,826
Destinations Global Fixed Income Opportunities Fund	DGFFX	March 20, 2017	Sub-adviser	359,859,464

*CrossingBridge became the adviser to the RiverPark Strategic Income Fund as of the close of business on May 12, 2023 pursuant to that certain Purchase and Assignment and Assumption Agreement dated as of November 18, 2022 and subsequently amended on December 28, 2022, by and between CBA, RiverPark Advisors, LLC and Cohanzick.

During the second quarter of 2023, CBA’s AUM increased by approximately 20.7% to approximately $1.629 billion, and AUM increased by approximately $141 million, or approximately 9.5%, from the period ended June 30, 2022 compared to the period ended June 30, 2023. The overall net increase in AUM was primarily the result of CBA becoming the adviser to the RiverPark Strategic Income Fund, which added approximately $266 million in AUM as of the period ended June 30, 2023 compared to the period ended June 30, 2022. Excluding the RiverPark Strategic Income Fund, net outflows period over period are primarily attributable to a reduction in assets in the Destinations Low Duration Fixed Income sub-advised account. Every proprietary CrossingBridge advised fund, as well as the sub-advised account for the Destinations Global Fixed Income Opportunities Fund, increased their AUM period over period. The AUM of CBA’s proprietary advised funds, having higher management fee rates than CBA’s sub-advised funds, grew by approximately 46.4% compared to advised fund AUM as of the period ended June 30, 2022. CBA’s advised fund AUM represented approximately 62.2% of total AUM as of June 30, 2023 in comparison to 46.5% of total AUM as of June 30, 2022.

All five of CBA’s proprietary advised products generated positive returns for investors during the six-month period ended June 30, 2023 and during the year ended December 31, 2022. During the three and six-month periods ended June 30, 2023, CBA believes its contributions to the performance of Destinations Low Duration Fixed Income Fund and the Destinations Global Fixed Income Opportunities Fund were accretive as CBA continues to be a steward of a significant allocation within these funds.

CBA has seen interest in its funds continuing to grow in the registered investment adviser, bank/trust company, and family office segments of the market and believes that widening credit spreads may also help drive momentum for additional AUM growth. CBA expects demand for the CrossingBridge Low Duration High Yield Fund to continue to increase as the fund has recently attained a strong five-year track record and a five-out-of-five star rating, as of January 31, 2023. In addition, the RiverPark Strategic Income Fund is approaching its 10-year anniversary on September 30, 2023, which will establish a 10-year track record for the fund. CBA believes this will also help drive continued demand.

For the two newer mutual funds (CrossingBridge Ultra-Short Duration Fund and the CrossingBridge Responsible Credit Fund), although they do not have established track records as individual funds, CBA believes that the market environment paired with its long-standing reputation in the fixed income space will be helpful in continuing to raise assets for those funds. As for the CrossingBridge Pre-Merger SPAC ETF which was launched on September 20, 2021, we believe the fund remains a viable ultra-short, fixed income alternative. The size of the opportunity set, however, has significantly decreased from peak levels as a substantial amount of SPACs have either completed deals or liquidated, paired with a slowdown in new issuance/capital market activity over the past year. Looking forward, we believe the size of the SPAC market may continue to fluctuate and will be dependent upon a number of factors, including the number and size of mergers and/or liquidations as well as new issues. CBA will continue to closely monitor developments in the market.

On November 18, 2022, CBA entered into a Purchase and Assignment and Assumption Agreement, as amended on December 28, 2022 with RiverPark Advisors, LLC and Cohanzick (as amended, the “RiverPark Agreement” pursuant to which RiverPark Advisors, LLC intended to sell to CBA certain assets and CBA intended to assume certain liabilities, including certain rights and responsibilities under the RiverPark Advisory Agreement (as defined herein) and the RiverPark Expense Limitation Agreement (as defined herein) relating to the provision of investment advisory services for the mutual fund known as RiverPark Strategic Income Fund (“RSIIX”), subject to certain terms and conditions set forth in the agreement. The transactions contemplated by such agreement closed on May 12, 2023. See Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information. Since the RiverPark Agreement was announced on November 28, 2022, which proposed CBA assuming the role as the adviser to the RiverPark Strategic Income Fund, RSIIX has grown by approximately $83 million, or approximately 45%, with ending AUM as of June 30, 2023 totaling approximately $266 million. RSIIX attained a five-out-of-five star rating for both a three- and five-year period.

Willow Oak Operations

This segment includes revenue and expenses derived from the Company’s various joint ventures, service offerings, and initiatives undertaken in the asset management industry through Willow Oak Asset Management, LLC and its subsidiaries. During the three-month period ended June 30, 2023, Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak”) entered into a consulting services agreement with an independently managed investment firm to launch a new private investment partnership. Pursuant to such agreement, Willow Oak and its affiliates reported revenue in the current period for services related to fund launch activities, compliance related activities, marketing, operational consulting, and service-provider on-boarding. Subsequent to the period ended June 30, 2023, Willow Oak entered into two new ongoing fund management services agreements pursuant to which Willow Oak and its affiliates will earn monthly revenue for services related to consulting, investor relations and marketing, accounting and bookkeeping, compliance program monitoring, fund management, and business development support.

Internet Operations

This segment includes revenue and expenses related to the Company’s sale of internet access, e-mail and hosting, storage, and other ancillary services through Sitestar.net, Inc.

Other Operations

This segment includes any revenue and expenses from the Company’s nonrecurring or one-time strategic funding or similar activity and other corporate operations that is not considered to be one of the Company’s primary lines of business, and any expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

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

Enterprise Diversified, Inc.

On June 12, 2023, through Enterprise Diversified, Inc. (“Enterprise Diversified”), the Company invested $172,512 in a commodity-based limited partnership managed by a third-party general partner. The general partner is entitled to certain management fees and profit allocations and the Company’s investment is subject to a two-year lockup from the date of the initial investment. As of the period ended June 30, 2023, this investment is carried at its reported net asset value (“NAV”) of $194,874. During the three-month period ended June 30, 2023, this investment generated $22,362 of net investment income. Also during the three-month period ended June 30, 2023, through Enterprise Diversified under the other operations segment, the Company invested $1,200,000 into CrossingBridge’s newly acquired RiverPark Strategic Income Fund.

eBuild Ventures, LLC

On March 16, 2023, through eBuild Ventures, LLC (“eBuild”), the Company made a capital contribution of $955,266, representing approximately a 3% ownership stake, in a private company that operates in the consumer products e-commerce space fulfilled by Amazon. This investment is carried at its cost basis of $955,266 as of June 30, 2023.

Financing Arrangement - Triad Guaranty, Inc.

In August 2017, Enterprise Diversified entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. Triad Guaranty, Inc. exited bankruptcy in April 2018, and Enterprise Diversified was subsequently issued a second amended and restated promissory note. On April 27, 2023, the Company received repayment of the full historical principal balance and accrued interest related to such note. Enterprise Diversified also holds shares of Triad Guaranty, Inc. common stock, which were received as consideration for certain amounts of accrued interest earned pursuant to the amended and restated promissory note. As of June 30, 2023, we attribute no value to the shares of Triad Guaranty, Inc. common stock held due to the stocks’ general lack of marketability.

Summary of Financial Performance

Stockholders’ equity increased from $20,382,693 at December 31, 2022 to $21,362,979 at June 30, 2023. This change was primarily attributed to $1,221,576 of net income in the CrossingBridge operations segment, $129,842 of net income in the internet operations segment, a net loss of $158,165 in the Willow Oak operations segment, and a net loss of $334,413 in other segments for the six-month period ended June 30, 2023. Corporate expenses for the six-month period ended June 30, 2023 included in the net loss from other operations totaled $971,625. Total comprehensive net income for all segments for the six-month period ended June 30, 2023 was $858,840.

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

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$9,338,304	$10,690,398
Investments in securities, at fair value	7,798,616	5,860,688
Accounts receivable, net	916,453	744,638
Goodwill	737,869	737,869
Intangible assets, net	3,461,054	1,223,926
Investments in private companies, at cost	1,405,266	450,000
Investment in limited partnership, at net asset value	194,874	-
Deferred tax assets, net	1,334,532	1,441,234
Other assets	122,441	322,742
Total assets	$25,309,409	$21,471,495

Liabilities and Stockholders’ Equity
Accounts payable	$28,295	$71,306
Accrued compensation	890,750	23,342
Accrued expenses	172,904	260,185
Deferred revenue	167,500	156,859
Earn-out liability	2,096,270	-
Class W-1 Warrant and redeemable Class B Common Stock	473,000	576,000
Due to affiliate	-	-
Other liabilities	117,711	1,110
Total liabilities	3,946,430	1,088,802
Total stockholders’ equity	21,362,979	20,382,693
Total liabilities and stockholders’ equity	$25,309,409	$21,471,495

As of the quarter ended June 30, 2023, the Company reported a decrease in cash and cash equivalents of approximately $1,352,000 which was primarily the product of an increase in investments in securities, at fair value, of approximately $1,938,000. The Company also reported an increase in net intangible assets of approximately $2,237,000, and an increase in investments in private companies, at cost, of approximately $955,000 compared to the year ended December 31, 2022. As of the quarter ended June 30, 2023, the Company also reported an increase in accrued compensation expenses of approximately $867,000 and an increase in earn-out liabilities of approximately $2,096,000 compared to the year ended December 31, 2022. Changes in net intangible assets and earn-out liabilities were the product of the RiverPark Strategic Income Fund transaction with the remainder of the changes primarily attributed to the result of operating and investing activities that management consider to be within the Company’s normal course-of-business during the six-month period ended June 30, 2023.

Results of Operations

CrossingBridge Operations

Revenue attributed to the CrossingBridge operations segment for the three-month period ended June 30, 2023 was $2,042,478, representing an increase of $280,121 compared to the three-month period ended June 30, 2022. This increase was primarily due to the current period revenue attributed to CBA’s Services Agreement with Cohanzick and additional management fees earned from the RiverPark Strategic Income Fund. The increase in revenue was offset by an increase of $207,513 in operating expenses, which totaled $1,193,310 for the three-month period ended June 30, 2023. The increase in operating expenses for the three-month period ended June 30, 2023, compared to the three-month period ended June 30, 2022, was primarily associated with an increase in employee compensation expenses and fund distribution, custody, and administrative expenses. Net profit margin decreased slightly to 42% for the three-month period ended June 30, 2023 from 43% for the three-month period ended June 30, 2022. This was largely due to the relative increase in operating expenses period over period.

Revenue attributed to the CrossingBridge operations segment for the six-month period ended June 30, 2023 was $3,769,732, representing an increase of $300,251 compared to the six-month period ended June 30, 2022. This increase was also primarily due to the current period revenue attributed to CBA’s Services Agreement with Cohanzick and additional management fees earned from the RiverPark Strategic Income Fund. The increase in revenue was offset by an increase of $627,944 in operating expenses, which totaled $2,556,406 for the six-month period ended June 30, 2023. The increase in operating expenses for the six-month period ended June 30, 2023, compared to the six-month period ended June 30, 2022, was again primarily associated with an increase in employee compensation expenses and fund distribution, custody, and administrative expenses. Net profit margin decreased to 32% for the six-month period ended June 30, 2023 from 44% for the six-month period ended June 30, 2022. This was largely due to the relative increase in operating expenses period over period.

Compensation and related costs are typically comprised of salaries, bonuses, and benefits. Salary compensation and bonuses are generally the largest expenses for the CBA segment. Bonuses are subjective and based on individual performance, the underlying funds’ performance, and profitability of the company, as well as the consideration of future outlook. Compensation and related costs increased by $235,748 and $408,410 for the three- and six-month periods ended June 30, 2023, respectively, compared to the three- and six-month periods ended June 30, 2022. These increases were due to salary increases that took effect at the beginning of the current year, a relative increase in accrued but unpaid annual bonus amounts, and the hiring of an additional employee in the current year. Compensation expenses can fluctuate period over period as management evaluates investment performance, individual performance, Company performance, and other factors.

Fund distribution, custody, and administrative expenses increased by $58,760 and $76,061 for the three- and six-month periods ended June 30, 2023, respectively, compared to the three- and six-month periods ended June 30, 2022. These increases were due to a relative increase in AUM period over period.

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

CBA’s revenues are highly dependent on both the value and composition of AUM. The following is a summary of CBA’s AUM by product and investment strategy as of June 30, 2023 and June 30, 2022.

Assets Under Management by Product	June 30, 2023	June 30, 2022	% Change
(in millions, except percentages)
Advised funds	1,013	692	46.4%
Sub-advised funds	616	796	(22.6)%
Total AUM	1,629	1,488	9.5%

Assets Under Management by Investment Strategy	June 30, 2023	June 30, 2022	% Change
(in millions, except percentages)
Ultra-Short Duration	89	63	41.3%
Low Duration	889	1,070	(16.9)%
Responsible Investing	25	16	56.3%
Strategic Income	626	339	84.7%
Total AUM	1,629	1,488	9.5%

CrossingBridge Low Duration High Yield Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
2Q 2022	590,455,583	81,578,448	(113,049,267)	(7,650,146)	551,334,618
3Q 2022	551,334,618	64,761,170	(72,441,879)	1,154,842	544,808,751
4Q 2022	544,808,751	64,535,197	(171,525,452)	9,774,294	447,592,790
1Q 2023	447,592,790	136,950,544	(47,248,479)	6,961,617	544,256,472
2Q 2023	544,256,472	73,497,502	(57,721,948)	8,557,702	568,589,728

CrossingBridge Ultra-Short Duration Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
2Q 2022	62,611,451	6,911,112	(6,545,551)	125,669	63,102,681
3Q 2022	63,102,681	9,219,316	(4,567,382)	462,466	68,217,081
4Q 2022	68,217,081	19,355,710	(7,395,986)	1,101,691	81,278,496
1Q 2023	81,278,496	14,713,171	(7,428,835)	860,680	89,423,512
2Q 2023	89,423,512	5,804,730	(7,026,250)	1,020,039	89,222,031

RiverPark Strategic Income Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
2Q 2023	241,973,732	40,372,611	(24,849,475)	8,154,583	265,651,451

CrossingBridge Responsible Credit Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
2Q 2022	16,844,747	622,284	(854,348)	(269,160)	16,343,523
3Q 2022	16,343,523	6,301,617	(1,749,280)	266,748	21,162,608
4Q 2022	21,162,608	3,378,563	(1,884,885)	429,010	23,085,296
1Q 2023	23,085,296	1,948,211	(2,030,345)	441,004	23,444,166
2Q 2023	23,444,166	3,218,353	(1,741,322)	110,993	25,032,190

CrossingBridge Pre-Merger SPAC ETF (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
2Q 2022	54,110,333	8,806,469	(1,436,663)	(119,608)	61,360,531
3Q 2022	61,360,531	9,217,570	(7,642,075)	375,499	63,311,525
4Q 2022	63,311,525	1,660,044	(4,173,316)	1,029,348	61,827,601
1Q 2023	61,827,601	4,146,350	(1,678,392)	1,133,484	65,429,043
2Q 2023	65,429,043	5,294,435	(7,199,642)	1,067,438	64,591,274

Destinations Low Duration Fixed Income Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
2Q 2022	464,164,012	-	-	(6,746,187)	457,417,825
3Q 2022	457,417,825	-	(5,000,000)	(815,114)	451,602,711
4Q 2022	451,602,711	-	(140,000,000)	7,644,667	319,247,378
1Q 2023	319,247,378	-	(52,500,000)	5,335,112	272,082,490
2Q 2023	272,082,490	-	(21,000,000)	4,546,336	255,628,826

Destinations Global Fixed Income Opportunities Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
2Q 2022	357,845,821	-	(4,000,000)	(15,473,946)	338,371,875
3Q 2022	338,371,875	-	(8,000,000)	(3,429,003)	326,942,872
4Q 2022	326,942,872	17,000,000	-	1,268,523	345,211,395
1Q 2023	345,211,395	-	-	9,048,695	354,260,090
2Q 2023	354,260,090	-	(4,000,000)	9,599,374	359,859,464

In the tables above, gross inflows include reinvested dividends and gross outflows include dividends paid/withdrawn from the funds.

Total CBA AUM increased by approximately $141 million from June 30, 2023 compared to June 30, 2022. The primary driver of this increase was the addition of the AUM of the RiverPark Strategic Income Fund, which included approximately $266 million of AUM as of the period ended June 30, 2023.

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

	2Q 2023	1Q 2023	4Q 2022	3Q 2022	2Q 2022
CrossingBridge Low Duration High Yield Fund	1.55%	1.56%	1.96%	0.21%	(1.32)%
ICE BofA 0-3 Year US HY Index ex Financials	2.09%	3.22%	2.17%	1.02%	(3.93)%
ICE BofA 1-3 Year Corporate Bond Index	0.28%	1.29%	1.40%	(1.29)%	(1.01)%
ICE BofA 0-3 Year US Treasury Index	(0.03)%	1.42%	0.78%	(0.99)%	(0.37)%

CrossingBridge Ultra-Short Duration Fund	1.14%	1.02%	1.50%	0.72%	0.22%
ICE BofA 0-1 Year US Corporate Index	1.23%	1.19%	1.12%	0.31%	0.04%
ICE BofA 0-1 Year US Treasury Index	0.95%	1.18%	0.85%	0.16%	(0.11)%
ICE BofA 0-3 Year US Fixed Rate Asset Backed Securities Index	0.53%	1.49%	0.70%	(0.53)%	(0.52)%

RiverPark Strategic Income Fund Inst. Class	2.41%	1.98%	0.30%	(1.36)%	(3.13)%
RiverPark Strategic Income Fund Retail Class	2.36%	1.92%	0.24%	(1.42)%	(3.18)%
ICE BofA US High Yield Index	1.63%	3.72%	3.98%	(0.68)%	(9.97)%
ICE BofA US Corporate Index	(0.21)%	3.45%	3.53%	(5.11)%	(6.71)%
ICE BofA 3-7 Year US Treasury Index	(1.44)%	2.53%	1.30%	(3.94)%	(1.91)%

CrossingBridge Responsible Credit Fund	0.47%	1.93%	1.98%	1.77%	(1.62)%
ICE BofA US High Yield Index	1.63%	3.72%	3.98%	(0.68)%	(9.97)%
ICE BofA US Corporate Index	(0.21)%	3.45%	3.53%	(5.11)%	(6.71)%
ICE BofA 3-7 Year US Treasury Index	(1.44)%	2.53%	1.30%	(3.94)%	(1.91)%

CrossingBridge Pre-Merger SPAC ETF (Price)	1.69%	1.74%	1.63%	0.44%	(0.15)%
CrossingBridge Pre-Merger SPAC ETF (NAV)	1.66%	1.74%	1.64%	0.60%	(0.21)%
ICE BofA 0-3 Year US Treasury Index	(0.03)%	1.42%	0.78%	(0.99)%	(0.37)%

With respect to both Destinations Low Duration Fixed Income Fund and Destinations Global Fixed Income Opportunities Fund (collectively, the “Destination Funds”), CBA serves as one sub-adviser as part of a manager of managers strategy. As one of multiple sub-advisers, CBA does not select the benchmarks, and does not have a license to use, the benchmark performance information for the Destination Funds. CBA believes that the benchmark performance information is not material in this context because CBA’s advisory services with respect to the Destination Funds involves only a portion of the assets of the Destination Funds while the benchmarks are selected as an appropriate comparison based on the entire portfolio of the Destination Funds across all of the relevant sub-advisers.

Willow Oak Operations

Willow Oak generates its revenue through various fee share and consulting agreements with private investment firms and partnerships in exchange for providing operational services. Willow Oak does not manage, direct, or invest any capital itself, but rather earns fee shares based on its service agreements and the AUM and periodic performance of the investment firms and partnerships with which it partners. Fee shares earned on AUM, management fee shares, and fund management services revenue are recognized and recorded on a monthly or quarterly basis in alignment with the underlying terms of each investment partnership. Revenue fee shares earned on performance are recognized and recorded only when the underlying investment partnership’s performance crystalizes, which is typically on an annual, calendar-year basis. As performance fee shares are based on investments returns, these fee shares have the potential to be highly variable.

During the three- and six-month periods ended June 30, 2023, the Willow Oak operations segment generated $72,240 and $96,753 of revenue, respectively. Operating expenses totaled $160,410 and $255,228 and other income totaled $405 and $310, respectively. Willow Oak’s net loss for the three- and six-month periods ended June 30, 2023 totaled $87,765 and $158,165, respectively. Compensation and related payroll costs represent Willow Oak’s most significant operating expense during the three- and six-month periods ended June 30, 2023. Further, Willow Oak also hosts its most significant client relations event annually in the second quarter of the year, which comparatively increases the related event and travel expenses during the second quarter.

The table below provides a summary of revenue amounts for Willow Oak, which are included in the unaudited condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2023.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Willow Oak Operations Revenue	2023	2022	2023	2022
Management fee revenue	$15,535	$-	$30,703	$-
Fund management services revenue	56,705	-	66,050	-
Total revenue	$72,240	$-	$96,753	$-

No comparable activity is available or included for the Willow Oak operations segment for periods presented prior to August 12, 2022, including the three- and six-month periods ended June 30, 2022, because the Willow Oak operations were not part of CBA pre-merger. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Internet Operations

Revenue attributed to the internet operations segment during the three- and six-month periods ended June 30, 2023 totaled $182,567 and $368,729 and cost of revenue totaled $55,021 and $115,773, respectively. Operating expenses for the segment totaled $62,571 and $124,097 for the three- and six-month periods ended June 30, 2023 and other income totaled $1,139 and $983, respectively. Total net income for the internet operations segment was $66,114 and $129,842 for the three- and six-month periods ended June 30, 2023, respectively.

As of June 30, 2023, the internet operations segment had a total of 5,325 customer accounts across the U.S. and Canada. As of June 30, 2023, approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. During the three- and six-month periods ended June 30, 2023, approximately 47% and 48% of our revenue was driven by internet access services, with the remaining 53% and 52% being earned though web hosting, email, and other web-based services, respectively.

Revenue generated by our U.S. customers totaled $173,533 and $350,328, and revenue generated by our Canadian customers totaled $9,034 and $18,401 during the three- and six-month periods ended June 30, 2023, respectively.

No comparable activity is available or included for the internet operations segment for periods presented prior to August 12, 2022, including the three- and six-month periods ended June 30, 2022, because the internet operations were not part of CBA pre-merger. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Other Operations

During the three-month period ended June 30, 2023, the Company’s other operations segment did not produce any revenue or cost of revenue. During the three-month period ended June 30, 2023, operating expenses totaled $381,463 and other income totaled $607,738. Corporate operating expenses accounted for $357,320 of reported operating expenses for our other operations segment during the three-month period ended June 30, 2023. Included in corporate operating expenses reported during the three-month period ended June 30, 2023 are $39,700 of non-cash stock compensation expenses recorded as part of equity awards granted to directors and employees under the Company’s 2022 Omnibus Equity Incentive Plan. During the three-month period ended June 30, 2023, the other operations segment reported $355,000 of other income related to the Company’s periodic revaluation of its liability associated with the Class W-1 Warrant and Class B Common Stock, $89,890 of interest and dividend income, and $151,516 of other net investment income. This resulted in net income of $17,398 for the other operations segment for the three-month period ended June 30, 2023.

Comparatively, during the six-month period ended June 30, 2023, the Company’s other operations segment again did not produce any revenue or cost of revenue. During the six-month period ended June 30, 2023, operating expenses totaled $1,021,239 and other income totaled $686,826. Corporate operating expenses accounted for $971,625 of reported operating expenses for our other operations segment during the six-month period ended June 30, 2023. Included in corporate operating expenses reported during the six-month period ended June 30, 2023 are $121,446 of non-cash stock compensation expenses recorded as part of equity awards granted to directors and employees under the Company’s 2022 Omnibus Equity Incentive Plan. During the six-month period ended June 30, 2023, the other operations segment reported $103,000 of other income related to the Company’s periodic revaluation of its liability associated with the Class W-1 Warrant and Class B Common Stock, $334,400 of other income related to the realized gain on the Company’s promissory note to Triad DIP Investors, LLC, $201,712 of interest and dividend income, and $269,214 of other net investment income. This resulted in a net loss of $334,413 for the other operations segment for the six-month period ended June 30, 2023.

Included in other operations operating expenses for the three- and six-month periods ended June 30, 2023 were $117,872 and $455,664 of professional expenses related to legal, accounting, and consulting services, as well as $132,093 and $253,387 of compensation related expenses, respectively.

During the three- and six-month periods ended June 30, 2023, the Company reported $208,877 and $241,110 of income tax expenses, respectively, which are related to a decrease in net deferred tax assets coupled with an increase in the Company’s currently payable income tax liability. As noted above, due to CBA’s disregarded status for periods prior to the Closing Date, no comparable income tax expenses existed for the three- and six-month periods ended June 30, 2022.

No additional other operations activity is available or included for the other operations segment for periods presented prior to August 12, 2022, including the three- and six-month periods ended June 30, 2022, because the other operations were not part of CBA pre-merger. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Liquidity and Capital Resources

During the three- and six-month periods ended June 30, 2023, the Company carried out its business strategy in four operating segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations. As a result of the Business Combination that occurred on August 11, 2022 and the determination that the Business Combination would be accounted for as a reverse acquisition, historical activity presented for the three- and six-month periods ended June 30, 2022 includes only CrossingBridge financial activity.

Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We intend to only invest cash in a segment if we believe that the return on the invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments nor our historical operations.

A significant amount of the Company’s assets are comprised of cash and cash equivalents, investments in securities, and accounts receivable. The Company’s main source of liquidity is cash flows from operating activities, which are primarily generated from investment advisory fees generated through CrossingBridge operations. Cash and cash equivalents, investments in securities, and net accounts receivable represented approximately $9.3 million, $7.8 million and $0.9 million of total assets as of June 30, 2023, respectively, and approximately $10.7 million, $5.9 million and $0.7 million of total assets as of December 31, 2022, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities will be sufficient to meet its current and future operating needs for at least the next 12 months.

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

The aging of accounts receivable as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Current	$914,796	$741,363
30 - 60 days	697	3,275
60+ days	960	-
Total	$916,453	$744,638

We have no material capital expenditure requirements.

Cash Flow Analysis

Cash Flows from Operating Activities

The Company reported $1,473,081 of net cash provided by operating activities for the six-month period ended June 30, 2023. The realized gain on the note receivable, an increase in accrued compensation expenses, an increase in accounts receivable, and a decrease in net deferred tax assets represented significant adjusting items to cash flows generated through operations. During the six-month period ended June 30, 2022, the Company reported $2,210,260 of net cash provided by operating activities, which was primarily attributed to an increase in accrued compensation expenses and net income generated for the period.

Cash Flows from Investing Activities

The Company reported $2,903,656 of net cash used in investing activities for the six-month period ended June 30, 2023. This was primarily related to an increase in investments and an investment made in a private company during the current period. During the six-month period ended June 30, 2022, the Company reported $16,532 of net cash provided by investing activities, which was attributed to a decrease in investments for the period.

Cash Flows from Financing Activities

The Company reported $78,481 of net cash flows provided by financing activities for the six-month period ended June 30, 2023. This was primarily related to the collection of the due from affiliate balance during the period. During the six-month period ended June 30, 2022, the Company reported $2,437,341 of net cash used in financing activities, which was attributed to a decrease in the due to affiliate amount during the period.

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

During the Post-Merger period, the Company recorded three measurement period adjustments to the preliminary recorded fair values assigned to certain Company assets acquired as of the Closing Date. The net changes in fair value, netting an increase of $939,556, proportionally decreased the balance of residual goodwill from $1,677,425 to $737,869 as of December 31, 2022. These adjustments were the product of expanded valuation analyses performed by management during the Post-Merger period. As of the period ended June 30, 2023, the Company considers the fair values of assets acquired and liabilities assumed to be final and no longer subject to potential adjustments. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

Management did not identify any events or circumstances during the three- and six-month periods ended June 30, 2023 that would indicate potential goodwill impairment, nor did management’s qualitative assessment performed on December 31, 2022 indicate a potential goodwill impairment. Total goodwill reported on the condensed consolidated balance sheets was $737,869 as of the period ended June 30, 2023.

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

Management did not identify any events or circumstances during the three- and six-month periods ended June 30, 2023 that would indicate potential impairment of eBuild’s private company investments. These investments are reported on the condensed consolidated balance sheets for a total of $1,405,266 as of the period ended June 30, 2023.

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

Management did not identify any events or circumstances during the three- and six-month periods ended June 30, 2023 that would indicate potential impairment of the Company’s customer lists, trade names, investment management agreements, non-compete, or domain names. The total value of the Company’s intangible assets, net of amortization and excluding goodwill, reported under long-term assets on the condensed consolidated balance sheets is $3,461,054 as of the period ended June 30, 2023.

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

As of June 30, 2023, the Company had federal and state net operating loss carryforwards of approximately $6 million. A portion of these carryforwards will expire in various amounts beginning in 2035; however the majority of these carryforwards will not expire as they were generated after December 31, 2017. The Company expects it will be able to use its carryforwards subject to expiration in full prior to 2035. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. Net operating losses that arose prior to that ownership change will have limited availability to offset taxable income arising in periods following the ownership change. During the year ended December 31, 2022, the Company performed an analysis to determine if a change of control occurred as a product of the Business Combination and has concluded that a change of control is more likely than not to have occurred on August 11, 2022. Under Section 382, net operating loss carryforwards that arose prior to the ownership change will have limited availability to offset taxable income arising in future periods following the ownership change. Section 382 imposes multiple separate and distinct limits on the utilization of pre-change of control net operating losses based on the fair market value of the Company immediately prior to the change of control, as well as certain activities that may or may not occur during the 60 months immediately following the change of control. While the majority of the Company’s historic net operating losses will be limited to an annual threshold, the majority of historic net operating losses also will not be subject to future expiration. As of the period ended June 30, 2023, the Company has not provided a valuation allowance against its net operating losses as the Company expects to be able to use its net operating losses in full to offset future taxable income generated by the Company.

As of the period ended June 30, 2023, the Company reported $1,334,532 of net deferred tax assets on its condensed consolidated balance sheets.

Contingencies, Commitments, and Litigation

Liabilities are recognized when management determines that contingencies, commitments, and/or litigation represent events that are more likely than not to result in a measurable obligation to the Company. Management’s analysis of these events represents a critical accounting estimate.

Earn-Out Liability

Contingent payment obligations related to asset purchases, if estimable and probable of payment, are initially recorded at their estimated value and reviewed for changes at every reporting. Any changes to the estimated value are recorded as an update of the initial acquisition cost of the asset with a corresponding change to the estimated contingent payment obligation on the condensed consolidated balance sheets.

Pursuant to the RiverPark Agreement, the Company entered into an earn-out arrangement in which CBA shall pay an amount approximately equal to 50% of RiverPark Fund’s management fees (as set forth in RiverPark Fund’s prospectus) to RiverPark (the prior adviser) and Cohanzick (the prior sub-adviser) for a period of three years after closing on May 12, 2023, and pay an amount approximately equal to 20% of the RiverPark Fund’s management fees in the fourth and fifth years after closing as set forth in the RiverPark Agreement. As of the period ended June 30, 2023, this liability is reported in total at $2,096,270 on the Company’s condensed consolidated balance sheets.

W-1 Warrant and Class B Common Shares

Pursuant to the Merger Agreement, on the Closing Date the Company issued a Class W-1 Warrant to purchase 1,800,000 of the Company’s Class A Common Stock. The liability associated with the issuance of the such warrant, and the embedded shares of Class B Common Stock, is based on an independent third-party valuation methodology, which includes a Black-Scholes pricing model. As of the period ended June 30, 2023, the long-term liability reported on the Company’s condensed consolidated balance sheets for the W-1 Warrant and shares of Class B Common Stock totals $473,000. See Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting as set forth below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

Material Weaknesses in Internal Controls

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

As a result of our evaluations, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2023:

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

Financial Close and Reporting: We do not have effective internal controls over all parts of the financial close and reporting process in that one individual is responsible for reconciling significant accounts, preparing the most significant journal entries, evaluating complex transactions and reporting requirements, and is also responsible for the financial statement close, consolidation, and reporting process.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-month period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Second Amendment to Registration Rights Agreement dated as of May 1, 2023 by and among the Company, Cohanzick Management, LLC and the parties listed on the signature page thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2023)
10.2	Amendment No. 3 to Registration Rights Agreement dated as of August 1, 2023 by and among the Company, Cohanzick Management, LLC and the parties listed on the signature page thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDI Corp.

Date: August 11, 2023	/s/ David Sherman
David Sherman
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	/s/ Alea Kleinhammer
Alea Kleinhammer
Chief Financial Officer
(Principal Financial and Accounting Officer)

-42-