Form 10-Q
period 2023-09-30
ENDI Corp.
filed 2023-11-13
CIK 1908984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the issuer’s Class A Common Stock, $0.0001 par value, as of November 10, 2023 is 5,452,383 and the number of shares outstanding of the issuer’s Class B Common Stock, $0.0001 par value, as of November 10, 2023 is 1,800,000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA AND TRADEMARKS

This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan,” “project,” “will,” “may,” and similar expressions and variations thereof, including the negative of these terms, identify such forward-looking statements which speak only as of the dates on which they were made. The forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations expressed or implied by these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties that may cause actual results, events or performance to differ materially from the plans, intentions and expectations expressed or implied by these forward-looking statements, including, but not limited to the following factors:

●	changes in economic and market conditions;
●	loss of a significant amount of our assets under management;
●	changes in the competitive landscape for investment managers, including as a result of the introduction of new technologies or regulatory changes;
●	loss of key employees and the ability to retain and attract key personnel;
●	lack of acceptance of our products and services;
●	our ability to innovate and develop new products and services;
●	maintenance of strategic alliances;
●	loss of one or more significant partners or customers;
●	occurrence of a material cybersecurity incident affecting our information systems, technology or data;
●	evolving government regulations applicable to our business and the potential for unfavorable changes to, or failure by us to comply with, applicable laws, rules and regulatory requirements;
●	difficulties in achieving cost savings, operating efficiencies and revenue opportunities as a result of the Mergers (as defined below);
●	failure to maintain effective internal controls;
●	adequacy of our risk management framework;
●	our and our licensors’ ability to obtain, establish, maintain, protect and enforce intellectual property and proprietary protection for our products and technologies and to avoid claims of infringement, misappropriation or other violation of third-party intellectual property and proprietary rights;
●	effects of war, terrorism, public health emergencies and other catastrophic events;
●	volatility of the trading price of our common stock; and
●	other factors discussed in our filings with the Securities and Exchange Commission (the “SEC”).

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023 (“Annual Report”), or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Accordingly, you should not place undue reliance on any forward-looking statement. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Therefore, you should not rely on the forward-looking statements contained in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of this report. We qualify all of our forward-looking statements by these cautionary statements.

This Quarterly Report on Form 10-Q may include market data and industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles, and surveys. Industry surveys, publications, consultant surveys, and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data and forecasts from third-party sources.

All brand names or trademarks appearing in this report are the property of their respective owners. Solely for convenience, trademarks and trade names used in this report may be referred to without the symbols “®” and “™”, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

The reporting periods covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2023 reflect the standalone business of CrossingBridge prior to the Closing Date of the Mergers and the consolidated business of the Company, including CrossingBridge and Enterprise Diversified, as of and after the Closing Date.

On the Closing Date, Enterprise Diversified and CrossingBridge became wholly owned subsidiaries of ENDI as a result of the Mergers (collectively with the other transactions described in the Merger Agreement, the “Business Combination”). The Business Combination is accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, with CrossingBridge representing the accounting acquiror. Following Financial Accounting Standards Board guidance related to the accounting for reverse acquisitions, CrossingBridge’s historical carve-out financial statements replaced the Company’s (as the successor registrant to Enterprise Diversified) historical financial statements. Accordingly, the capital structure, and per share amounts presented in CrossingBridge’s historical carve-out financial statements for the periods prior to the Closing Date were recast to reflect the capital activity in accordance with the Merger Agreement.

The CrossingBridge carve-out for activity prior to the Closing Date is part of the Cohanzick financial statements. Prior to the consummation of the Mergers, CBA was a 100%, wholly owned subsidiary of Cohanzick. The historical financial carve-out statements of CBA reflect the assets, liabilities, revenue, and expenses directly attributable to CBA, as well as allocations deemed reasonable by management, to present the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA on a stand-alone basis and do not necessarily reflect the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA in the future or what they would have been had CBA been a separate, stand-alone entity during the periods presented that include activity prior to the Closing Date.

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

ENDI CORP.

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022

Assets
Current Assets
Cash and cash equivalents	$9,060,281	$10,690,398
Investments in securities, at fair value	8,321,151	5,860,688
Accounts receivable, net	955,215	744,638
Prepaids	211,948	91,473
Note receivable	-	50,000
Due from affiliate	-	123,823
Other current assets	29,716	57,446
Total current assets	18,578,311	17,618,466

Long-term Assets
Goodwill	737,869	737,869
Intangible assets, net	3,323,259	1,223,926
Investments in private companies, at cost	1,405,266	450,000
Investment in preferred shares and warrants, at cost	500,000	-
Investment in limited partnership, at net asset value	179,610	-
Deferred tax assets, net	1,289,582	1,441,234
Total long-term assets	7,435,586	3,853,029
Total assets	$26,013,897	$21,471,495

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$9,903	$71,306
Accrued compensation	1,336,125	23,342
Accrued expenses	235,863	260,185
Deferred revenue	164,499	156,859
Earn-out liability, current	759,590	-
Other current liabilities	1,516	1,110
Total current liabilities	2,507,496	512,802

Long-term Liabilities
Earn-out liability, net of current portion	996,280	-
Class W-1 Warrant and redeemable Class B Common Stock	645,000	576,000
Total long-term liabilities	1,641,280	576,000
Total liabilities	4,148,776	1,088,802

Stockholders’ Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 14,000,000 shares authorized; 5,452,383 shares issued and outstanding	545	545
Additional paid-in capital	20,378,618	20,217,472
Retained earnings	1,485,958	164,676
Total stockholders’ equity	21,865,121	20,382,693
Total liabilities and stockholders’ equity	$26,013,897	$21,471,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Revenues - CrossingBridge	$2,343,247	$1,993,772	$6,112,979	$5,463,253
Revenues - Willow Oak	35,996	21,975	132,749	21,975
Revenues - internet	185,140	111,659	553,869	111,659
Total revenues	2,564,383	2,127,406	6,799,597	5,596,887

Cost of Revenues
Cost of revenues - internet	54,075	33,563	169,848	33,563
Total cost of revenues	54,075	33,563	169,848	33,563

Gross Profit
Gross profit - CrossingBridge	2,343,247	1,993,772	6,112,979	5,463,253
Gross profit - Willow Oak	35,996	21,975	132,749	21,975
Gross profit - internet	131,065	78,096	384,021	78,096
Total gross profit	2,510,308	2,093,843	6,629,749	5,563,324

Operating Expenses
Compensation and benefits	1,197,620	917,415	3,600,854	2,461,892
Stock compensation expenses	39,700	881,755	161,146	881,755
Amortization and depreciation	137,795	14,892	242,267	14,892
Computer expenses	56,529	35,336	148,424	114,903
Fund distribution, custody, and administrative expenses	81,122	69,212	273,274	185,303
Insurance	39,271	20,539	98,068	28,581
Professional fees	216,018	206,137	786,717	233,156
Travel and entertainment	61,074	15,553	235,598	67,538
Transaction expenses	-	470,329	-	470,329
Other operating expenses	113,483	95,487	353,234	196,768
Total operating expenses	1,942,612	2,726,655	5,899,582	4,655,117

Income from operations before income taxes	567,696	(632,812)	730,167	908,207

Other Income (Expenses)
W-1 Warrant mark-to-market	(172,000)	522,000	(69,000)	522,000
Note receivable revaluation	-	-	334,400	-
Interest and dividend income	243,539	30,242	453,502	54,799
Net investment gains (losses)	(18,840)	774	268,418	(40,300)
Other income (expenses), net	7,505	(692)	10,363	(692)
Total other income	60,204	552,324	997,683	535,807

Income tax benefit (expense)	(165,458)	400,283	(406,568)	400,283

Net income	$462,442	$319,795	$1,321,282	$1,844,297

Net income per share, basic and diluted	$0.08	$0.08	$0.24	$0.62
Weighted average number of shares, basic and diluted	5,468,133	4,061,267	5,464,787	2,959,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance December 31, 2022	5,452,383	$545	$20,217,472	$164,676	$20,382,693
Net income	-	-	-	5,966	5,966
Stock compensation expense	-	-	81,746	-	81,746
Balance March 31, 2023	5,452,383	545	20,299,218	170,642	20,470,405
Net income	-	-	-	852,874	852,874
Stock compensation expense	-	-	39,700	-	39,700
Balance June 30, 2023	5,452,383	545	20,338,918	1,023,516	21,362,979
Net income	-	-	-	462,442	462,442
Stock compensation expense	-	-	39,700	-	39,700
Balance September 30, 2023	5,452,383	$545	$20,378,618	$1,485,958	$21,865,121

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance December 31, 2021	2,400,000	$240	$-	$591,669	$591,909
Net income	-	-	-	761,617	761,617
Balance March 31, 2022	2,400,000	240	-	1,353,286	1,353,526
Net income	-	-	-	762,885	762,885
Balance June 30, 2022	2,400,000	240	-	2,116,171	2,116,411
Net income	-	-	-	319,795	319,795
Distributions	-	-	-	(2,809,578)	(2,809,578)
Stock issued pursuant to Merger Agreement	2,647,383	265	17,161,312	-	17,161,577
Additional stock purchased pursuant to Merger Agreement	405,000	40	2,174,405	-	2,174,445
Stock compensation expense for W-2 Warrant and additional stock purchases	-	-	881,755	-	881,755
Balance September 30, 2022	5,452,383	$545	$20,217,472	$(373,612)	$19,844,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDI CORP.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income	$1,321,282	$1,844,297
Adjustments to reconcile net income to net cash flows from operating activities:
Note receivable revaluation	(334,400)	-
Other income from W-1 Warrant mark-to-market	69,000	(522,000)
Stock based compensation	161,146	881,755
Amortization and depreciation	242,267	14,892
Deferred tax assets, net	151,652	(400,283)
(Increase) decrease in:
Accounts receivable	(210,577)	(180,566)
Prepaids	(120,475)	(84,530)
Other current assets	27,730	93,571
Increase (decrease) in:
Accounts payable	(61,403)	875
Accrued compensation	1,312,783	1,239,929
Accrued expenses	(24,322)	(364,692)
Deferred revenue	7,640	(27,995)
Other current liabilities	406	1,250
Net cash provided by operating activities	2,542,729	2,496,503

Cash flows from investing activities:
Increase in investments	(2,467,561)	(3,455,959)
Investment in private company	(955,266)	(450,000)
Purchase of preferred stock and warrants	(500,000)	-
Collection of note receivable	384,400	-
Purchase of RiverPark Strategic Income Fund	(199,988)	-
Investment in limited partnership	(172,512)	-
Cash from Business Combination	-	15,873,598
Net cash (used in) provided by investing activities	(3,910,927)	11,967,639

Cash flows from financing activities:
Decrease (increase) in due from affiliate	123,823	(38,823)
Earn-outs paid	(385,742)	-
Distributions paid	-	(2,809,578)
Issuance of Class A Common Stock	-	2,174,445
Decrease in due to affiliate	-	(3,377,291)
Net cash used in financing activities	(261,919)	(4,051,247)

Net (decrease) increase in cash	(1,630,117)	10,412,895

Cash and cash equivalents at beginning of the period - January 1	10,690,398	1,272,924
Cash and cash equivalents at end of the period - September 30	$9,060,281	$11,685,819

Non-cash and other supplemental information:
Cash paid for interest	$1,693	$-
Income taxes paid	$250,000	$-

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

The reporting periods covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2023 reflect the standalone business of CrossingBridge prior to the Closing Date of the Mergers and the consolidated business of the Company, including CrossingBridge and Enterprise Diversified, as of and after the Closing Date.

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

Prior to the Closing Date, the Company operated through a single reportable segment, CrossingBridge operations. Beginning on the Closing Date through the year ended December 31, 2022, the post-Merger period, and continuing through the current period ended September 30, 2023, the Company operated through four reportable segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

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

As of September 30, 2023, CBA serves as an adviser to its five proprietary products and sub-adviser to two additional products. As of September 30, 2023, the assets under management (“AUM”) for CBA, including advised and sub-advised funds, were in excess of $1.7 billion. The investment strategies for CBA include: ultra-short duration, low duration high yield, strategic income, responsible credit, and special purpose acquisition companies (“SPACs”). These strategies primarily employ investment grade and high yield corporate debt, as well as credit opportunities in event-driven securities, post reorganization investments, and stressed and distressed debt.

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

Willow Oak is an asset management platform focused on partnering with independent asset managers throughout various phases of their firm’s lifecycle to provide comprehensive operational services that support the growth of their businesses. Through minority ownership stakes and bespoke service-based contracts, Willow Oak offers affiliated managers strategic consulting, operational support, and growth opportunities. Services to date include consulting, fund launching, investor relations and marketing, accounting and bookkeeping, compliance program monitoring, and business development support. The Company intends to actively expand its Willow Oak platform and services to independent managers across the investing community.

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

Enterprise Diversified, Inc.

On July 14, 2023, through Enterprise Diversified, Inc., the Company invested $500,000 in a private placement transaction for which the Company received 500 restricted preferred shares of a private company issuer as well as 100,000 warrants of the issuer’s public parent company. Neither the preferred shares nor the warrants are registered or freely tradable and are currently subject to further transfer limitations. The preferred shares have a liquidation preference equal to the fair market value of the consideration paid at issuance, plus accrued and unpaid dividends. All dividends are payable quarterly in arrears. Each warrant entitles the holder to acquire one subordinate voting share of common stock of the issuer’s parent. The warrants are currently exercisable and have a term of five years, and the underlying common stock is currently listed on the Neo Exchange (now referred to as Cboe Canada) and traded on the OTCQX market. The Company’s investment does not provide a controlling interest in the issuer or the issuer’s parent. This investment is carried at its cost basis as of September 30, 2023, with dividend income recognized quarterly pursuant to the terms of the restricted preferred shares.

On June 12, 2023, through Enterprise Diversified, Inc., the Company invested $172,512 in a commodity-based limited partnership managed by a third-party general partner. The general partner is entitled to certain management fees and profit allocations, and the Company’s investment is subject to a two-year lockup from the date of the initial investment. As of the period ended September 30, 2023, this investment is carried at its reported net asset value (“NAV”) of $179,610.

eBuild Ventures, LLC

Pursuant to the Merger Agreement, the Company was transferred interests of eBuild Ventures, LLC (“eBuild”) on the Closing Date. eBuild acquires, or provides growth equity to, consumer product businesses in the digital or brick and mortar marketplaces.

Through eBuild, the Company also operates SPACinformer.com (“SPACinformer”), an electronic newsletter service focusing primarily on the aggregation and distribution of publicly available SPAC data, news, and analytics. During the period ended September 30, 2023, SPACinformer did not contribute material revenue or expenses to eBuild under the other operations segment.

On September 8, 2022, through eBuild, the Company made a capital contribution of $450,000, representing approximately a 10% ownership stake, in a start-up phase private company that operates in the consumer beverage product space. This investment is carried at its cost basis of $450,000 as of September 30, 2023.

On March 16, 2023, through eBuild, the Company made a capital contribution of $955,266, representing approximately a 3% ownership stake, in a private company that operates in the consumer products e-commerce space fulfilled by Amazon. This investment is carried at its cost basis of $955,266 as of September 30, 2023.

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

On January 9, 2023, Enterprise Diversified was issued a second amended and restated promissory note by Triad DIP Investors, LLC. Amended terms to the promissory note include an increase in the interest rate from 12% to 18% per annum, with unpaid historical accrued interest and future monthly accrued and unpaid interest to be capitalized and added to the then-outstanding principal balance on the last business day of each month. Further, the maturity date of the note was extended from December 31, 2022 to April 30, 2023, with early payoff permitted. Also during the three-month period ended March 31, 2023, Triad notified the Company that it was able to secure a new financing resource that was not previously available. On April 27, 2023, the Company received repayment of the full historical principal balance and accrued interest related to the second amended and restated promissory note receivable, which was greater than the Company’s historical recorded carrying amount of $50,000 as of December 31, 2022. Given these developments, the Company recognized $334,400 of other income related to the realized gain on the note receivable, which is included on the unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2023.

As of September 30, 2023, the Company attributed no value to its shares of Triad Guaranty, Inc. common stock held due to the stocks’ general lack of marketability. See Note 6 for more information.

Corporate Operations

Corporate operations include any revenue or expenses derived from the Company’s corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Also included under corporate operations is investment activity earned through the reinvestment of corporate cash. Corporate investments are typically short-term, highly liquid investments, including vehicles such as mutual funds, ETFs, commercial paper, and corporate and municipal bonds. During the year ended December 31, 2022, through Enterprise Diversified under the other operations segment, the Company invested a total of $4,500,000 among three CrossingBridge mutual funds: the CrossingBridge Responsible Credit Fund, the CrossingBridge Ultra Short Duration Fund, and the CrossingBridge Low Duration High Yield Fund. During the nine-month period ended September 30, 2023, through Enterprise Diversified under the other operations segment, the Company invested $1,200,000 into CrossingBridge’s then newly acquired RiverPark Strategic Income Fund. The Company also routinely invests in the CrossingBridge Pre-Merger SPAC ETF through its other operations segment as well, which as of September 30, 2023, totaled $1,047,881. There are no liquidity restrictions in connection with these investments and any intercompany revenue and expenses have been eliminated in consolidation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and those entities in which it otherwise has a controlling financial interest as of and for the period ended September 30, 2023, including: CrossingBridge Advisors, LLC, Bonhoeffer Capital Management, LLC, eBuild Ventures, LLC, Enterprise Diversified, Inc., Sitestar.net, Inc., Willow Oak Asset Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC, Willow Oak Asset Management Fund Management Services, LLC, and Willow Oak Capital Management, LLC.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the SEC for interim financial information. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the entire fiscal year. The accompanying unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023, from which the condensed consolidated balance sheet as of December 31, 2022 has been derived.

Following Financial Accounting Standards Board guidance related to the accounting for reverse acquisitions, CrossingBridge’s historical carve-out financial statements replaced the Company’s (as the successor registrant to Enterprise Diversified) historical financial statements. Accordingly, the capital structure, and per share amounts presented in CrossingBridge’s historical carve-out financial statements for the periods prior to the Closing Date were recast to reflect the capital activity in accordance with the Merger Agreement.

The CrossingBridge Advisors, LLC carve-out for activity prior to the Closing Date is part of the Cohanzick financial statements. Prior to the Closing Date of the Mergers, CBA was a wholly owned subsidiary of Cohanzick. The historical financial carve-out statements of CBA reflect the assets, liabilities, revenue, and expenses directly attributable to CBA, as well as allocations deemed reasonable by management, to present the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA on a stand-alone basis and do not necessarily reflect the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA in the future or what they would have been had CBA been a separate, stand-alone entity during the periods presented that include activity prior to the Closing Date.

Use of Estimates

In accordance with GAAP, the preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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

The Company grants credit in the form of unsecured accounts receivable to its customers through its internet operations segment. The current expected credit loss methodology is based on management’s assessment of the net amount expected to be collected from each customer. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are written off from the allowance for credit losses when an account or invoice is individually determined to be uncollectible. The internet operations segment attempts to reduce the risk of non-collection by including a late-payment fee and a manual-processing-payment fee to customer accounts. Receivables more than 90 days past due are no longer included in accounts receivable and are turned over to a collection agency. Accounts receivable more than 30 days are considered past due.

As of September 30, 2023 and December 31, 2022, allowances offsetting gross accounts receivable on the accompanying condensed consolidated balance sheets totaled $2,007 and $2,283, respectively. For the three- and nine-month periods ended September 30, 2023, credit losses (recoveries) totaled $(143) and $177, respectively. For the three- and nine-month periods ended September 30, 2022, bad debt expenses totaled $1,537.

Notes Receivable

The Company does not routinely acquire notes receivable in the ordinary course of business, but when a business opportunity arises, a subsidiary may acquire a note if it appears to be favorable to the Company. Notes receivable are recorded at their principal amount and interest is accrued quarterly based on the applicable interest rate. The Company makes an assessment of the ultimate collectability of each note receivable on an annual basis based upon the financial condition of the borrower and adjusts the carrying value of the note receivable as deemed appropriate.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company tests its goodwill annually as of December 31, or more often if events and circumstances indicate that those assets might not be recoverable. As of September 30, 2023 and December 31, 2022, the Company reported $737,869 of goodwill under the CrossingBridge operations segment. None of the Company’s recorded goodwill is tax deductible. The fair values assigned to tangible and intangible assets acquired as part of the Mergers are based on management’s estimates and assumptions. As of June 30, 2023, the Company considered the fair values of assets acquired and liabilities assumed to be final and no longer subject to potential adjustments.

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

Intangible assets (other than goodwill) consist of customer relationships, trade names, investment management agreements, a non-compete, and domain names held amongst the CrossingBridge, Willow Oak and internet operations segments. When management determines that material intangible assets are acquired in conjunction with the purchase of a business or asset, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses estimated future undiscounted cash flows of the related intangible asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. As of the periods ended September 30, 2023 and December 31, 2022, the Company reported the following intangible assets, net of amortization and excluding goodwill, under the respective operating segment.

	September 30, 2023	December 31, 2022
CrossingBridge	$2,161,478	$-
Willow Oak	502,587	534,195
Internet	659,194	689,731
Intangible assets, net	$3,323,259	$1,223,926

As of September 30, 2023, the Company owned 240 domain names.

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

Contingent payment obligations related to asset purchases, if estimable and probable of payment, are initially recorded at their estimated value. When the contingency is ultimately resolved, any additional contingent consideration issued or issuable over the amount that was initially recognized as a liability is considered an additional cost of the acquisition. These additional costs would then be allocated to the qualifying assets on a relative fair value basis. See Note 5 for more information on the Company’s asset acquisition of the RiverPark Strategic Income Fund.

W-1 Warrant and Redeemable Class B Common Stock

Pursuant to the Merger Agreement, the Company issued 1,800,000 Class B Common Shares (as defined in Note 4) that are mandatorily redeemable upon exercise of the W-1 Warrant (as defined in Note 4), which provides the holder the ability to purchase 1,800,000 Class A Common Shares (as defined in Note 4) at certain terms. Management has determined that the W-1 Warrant represents an embedded equity-linked feature within the Class B Common Shares, and therefore is valued in conjunction with the Class B Common Shares. The value of the W-1 Warrant and Class B Common Shares is determined using a Black-Scholes pricing model and is classified as a long-term liability on the condensed consolidated balance sheets. The value is remeasured at each reporting date with the change in value flowing through the unaudited condensed consolidated statements of operations for the relevant period under the “mark-to-market” line item. See Note 4 for additional terms of the W-1 Warrant and Class B Common Shares.

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

Stock Compensation Expense

The board of directors of the Company adopted the ENDI Corp. 2022 Omnibus Equity Incentive Plan, dated December 19, 2022 (the “2022 Plan”), which was subsequently approved by the Company’s stockholders at the 2023 annual meeting of stockholders held on May 22, 2023 (“2023 Annual Meeting”) and became effective on that date. On February 28, 2023, subject to the approval of the 2022 Plan by our stockholders, the Company granted (i) restricted stock units, and (ii) restricted Class A Common Stock. If the 2022 Plan had not been approved by the Company’s stockholders at the 2023 Annual Meeting, then the awards granted on February 28, 2023 would have been forfeited. Vested restricted stock unit awards will be settled by the Company in the form of cash or the issuance and delivery of shares of Company Class A Common Stock in the year following the year the awards have become vested, but no later than March 15 of the following year. The Company has elected to ratably recognize the stock compensation expense associated with its outstanding equity awards over each award’s respective vesting period. Equity awards are valued on their respective grant date at fair market value, the then current trading value of the Company’s Class A Common Stock, and are not subject to future revaluation. On February 28, 2023, the closing stock price of the Company’s Class A Common Stock was $4.35.

The table below further details the awards granted on February 28, 2023, and represents the number of outstanding awards and the relevant income statement impact as of and during the three- and nine-month periods ended September 30, 2023. There were no comparable equity awards or income statement impacts as of and during the three- and nine-month periods ended September 30, 2022.

			Income Statement Impact for the
Award Type	Number of Awards Outstanding	Vesting Schedule	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Restricted stock units	99,766	25% on the second anniversary of January 1, 2023, and thereafter in three equal installments on the subsequent three anniversaries of the initial vesting date, with 100% of the restricted stock vested on the fifth anniversary of the initial vesting, subject to the recipient’s continuous employment.	$21,699	$50,632
Restricted stock units	15,750	Fully vested on the date of grant.		68,513
Restricted stock	82,761	25% on the second anniversary of January 1, 2023, and thereafter in three equal installments on the subsequent three anniversaries of the initial vesting date, with 100% of the restricted stock vested on the fifth anniversary of the initial vesting, subject to the recipient’s continuous employment.	18,001	42,001
Total outstanding awards	198,277		$39,700	$161,146

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

Concentration of Revenue

CBA is the adviser to five registered investment companies under the CrossingBridge Family of Funds. The advised funds are the CrossingBridge Low Duration High Yield Fund, CrossingBridge Ultra-Short Duration Fund, RiverPark Strategic Income Fund, CrossingBridge Responsible Credit Fund, and the CrossingBridge Pre-Merger SPAC ETF. The combined AUM for these advised funds was approximately $1.17 billion and $697 million as of September 30, 2023 and 2022, respectively. CBA is also the sub-adviser to two 1940 Act registered mutual funds with AUM totaling approximately $605 million and $779 million as of September 30, 2023 and 2022, respectively. Finally, CBA also earns revenue through a service agreement with a related party. See Note 3 for more information on the terms of the services agreement.

CBA fee revenues earned from advised funds, sub-advised funds, and services agreement for the three- and nine-month periods ended September 30, 2023 and 2022 included in the accompanying unaudited condensed consolidated statements of operations are detailed below.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
CrossingBridge Operations Revenue	2023	2022	2023	2022
Advised fund fee revenue	$1,706,102	$1,092,079	$4,107,804	$3,251,263
Sub-advised fund fee revenue	526,948	815,269	1,611,378	2,125,566
Service fee revenue	110,197	86,424	393,797	86,424
Total fee revenue	$2,343,247	$1,993,772	$6,112,979	$5,463,253

Total revenue from the CrossingBridge operations was approximately 91.4% and 90.0% of the Company’s total revenue for the three- and nine-month periods ended September 30, 2023, respectively. If CBA were to lose a significant amount of AUM, the Company’s revenue would also decrease.

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

A summary of revenue earned through Willow Oak operations during the three- and nine-month periods ended September 30, 2023 and included in the accompanying unaudited condensed consolidated statements of operations is detailed below:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Willow Oak Operations Revenue	2023	2022	2023	2022
Management fee revenue	$16,697	$8,206	$47,400	$8,206
Fund management services revenue	19,299	13,769	85,349	13,769
Total revenue	$35,996	$21,975	$132,749	$21,975

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue recorded under the internet operations segment as of September 30, 2023 and December 31, 2022 was $164,499 and $156,859, respectively. During the three- and nine-month periods ended September 30, 2023, $14,222 and $113,026 of revenue was recognized from prior-year contract liabilities (deferred revenue), respectively. The internet operations segment did not have comparable activity for the three- and nine-month periods ended September 30, 2022.

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

As of September 30, 2023, the Company reported $1,289,582 of net deferred tax assets on the condensed consolidated balance sheets. These net deferred tax assets consist primarily of historic net operating losses that were acquired by the Company as part of the Business Combination, as well as post-closing activity which includes certain deferred tax assets and liabilities that were not previously recognized when CrossingBridge was a nontaxable entity. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), the Company has performed an analysis to determine if a change of control occurred as a result of the Business Combination and has determined that a change of control is more likely than not to have occurred on August 11, 2022. Under Section 382, net operating loss carryforwards that arose prior to the ownership change will have limited availability to offset taxable income arising in future periods following the ownership change. Section 382 imposes multiple separate and distinct limits on the utilization of pre-change of control net operating losses based on the fair market value of the Company immediately prior to the change of control, as well as certain activities that may or may not occur during the 60 months immediately following the change of control. While the majority of the Company’s historic net operating losses will be limited to an annual threshold, the majority of historic net operating losses also will not be subject to future expiration. As of the period ended September 30, 2023, the Company has not provided a valuation allowance against its net operating losses as the Company expects to be able to use its net operating losses in full to offset future taxable income generated by the Company.

In as much as CBA had a single member prior to the Closing Date, it had historically been treated as a disregarded entity for income tax purposes. Consequently, Federal and state income taxes have not been provided for periods ended prior to the Closing Date, as its single member was taxed directly on CBA’s earnings. CBA activity subsequent to the Closing Date was consolidated within ENDI Corp.’s tax return that was filed for the year ended December 31, 2022 and was included in the income tax provision for the year ended December 31, 2022.

During the three- and nine-month periods ended September 30, 2023, the Company reported $165,458 and $406,568 of income tax expenses, respectively. Comparably, during the three- and nine-month periods ended September 30, 2022, the Company reported $400,283 of income tax benefits.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Included in the basic income (loss) per share for the three- and nine-month periods ended September 30, 2023, in addition to the number of shares of common stock outstanding, are 15,750 shares underlying common stock equity incentives awarded pursuant to the Company’s 2022 Plan which vested immediately in full upon approval by the Company’s stockholders of the 2022 Plan at the 2023 Annual Meeting. These shares represent equity awards in the form of restricted stock units.

In periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potentially dilutive common shares is anti-dilutive. In periods of net income, diluted earnings per share is computed using the more dilutive of the “two-class method” or the “treasury method.” Dilutive earnings per share under the “two-class method” is calculated by dividing net income available to common stockholders as adjusted for the participating securities, by the weighted-average number of shares outstanding plus the dilutive impact of all other potentially dilutive common shares, consisting primarily of common shares underlying the Class W-1 and W-2 Warrants (as defined in Note 4) issued pursuant to the Merger Agreement. Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potentially dilutive common shares, consisting primarily of common shares underlying the Class W-1 and W-2 Warrants issued pursuant to the Merger Agreement.

The number of potentially dilutive shares for the period ended September 30, 2023 and 2022, consisting of the Class W-1 and W-2 Warrants issued pursuant to the Merger Agreement, was 2,050,000. None of the potentially dilutive securities had a dilutive impact during the three- and nine-month periods ended September 30, 2023.

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

In connection with the RiverPark Agreement, Cohanzick and CBA entered into an agreement which prohibits Cohanzick from competing with a substantially similar strategic income strategy as the RiverPark Fund as an adviser or sub-adviser to a fund registered under the 1940 Act or any Undertakings for the Collective Investment in Transferable Securities (“UCITS”) products.

During the three- and nine-month periods ended September 30, 2023, payments made by CBA to Cohanzick in accordance with the RiverPark Agreement totaled $86,785 and $103,373, respectively. See Note 5 for more information.

Historical Shared Expenses Prior to Consummation of the Mergers

The Company, through CrossingBridge, and Cohanzick, shared certain staff, office facilities, and administrative services. The parties involved had agreed to allocate these expenses based on the AUM of each party for activity occurring prior to the consummation of the Mergers. These allocated expenses are reported under the CrossingBridge operations segment in the accompanying unaudited condensed consolidated statements of operations in the categories for which the utilization of services relates. A summary of the expenses allocated from Cohanzick to CBA for the three- and nine-month periods ended September 30, 2022 is noted below. There is no comparable activity for the three- and nine-month periods ended September 30, 2023, because Post-Merger there were no CBA expenses allocated in this manner.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Cohanzick Management Expense Allocation	2023	2022	2023	2022
Employee compensation and benefit expenses allocated	$-	$55,985	$-	$502,445
Owner compensation and benefit expenses allocated	-	60,526	-	394,793
Other allocated expenses	-	44,411	-	327,303
Total allocated expenses	$-	$160,922	$-	$1,224,541

There was no due to affiliate balance between CBA and Cohanzick reported on the Company’s condensed consolidated balance sheets as of the periods ended September 30, 2023 and December 31, 2022. Any due to affiliate balance is due 13 months after the calendar year-end upon 60 days’ written notice. If no notice is given, the date payment is due would extend for another 12 months with 0% interest. Repayments made during the three- and nine-month periods ended September 30, 2022 by CBA to Cohanzick, for allocated expenses recorded during the year ended December 31, 2021, totaled $913,122 and $3,764,351, respectively.

Services Agreement with Cohanzick

In connection with the closing of the Mergers, CrossingBridge entered into a Services Agreement (the “Services Agreement”) with Cohanzick pursuant to which CrossingBridge will make available to Cohanzick certain of its employees to provide investment advisory, portfolio management and other services to Cohanzick and, through Cohanzick, to Cohanzick’s clients. Any such individuals will be subject to the oversight and control of Cohanzick, and any services so provided to Cohanzick or a client of Cohanzick will be provided by such CBA employees in the capacity of a supervised person of Cohanzick. Cohanzick additionally may use the systems of CBA or its affiliates for its daily operations; provided that appropriate policies, procedures, and other safeguards are established to assure that (a) the books and records of each of CBA and Cohanzick are created and maintained in a manner so as to be clearly separate and distinct from those of the other person and the clients of such person, and (b) confidential client and/or other material non-public information relating to the investment advisory activities of CBA or Cohanzick, as applicable, or other proprietary information regarding either such person or its clients, is safeguarded and maintained for the benefit of such person. As consideration for its services, Cohanzick will pay CBA a quarterly fee equal to 0.05% per annum of the monthly weighted average AUM during such quarter with respect to all clients for which Cohanzick has full investment discretion. Cohanzick and CrossingBridge will also split the payment of certain costs of other systems which use is shared between Cohanzick and CrossingBridge. The initial term of the agreement was one year from the Closing Date. The Services Agreement shall continue until terminated pursuant to its terms. Specifically, after August 11, 2023, either party may terminate the Services Agreement upon at least 120 days’ prior written notice to the other party. Notwithstanding the foregoing, either party may terminate the Services Agreement at any time upon written notice following a material breach of the Services Agreement by other party that remains uncured for at least 30 days after the other party receives notice of, or otherwise reasonably should have been aware of, the material breach.

During the three- and nine-month periods ended September 30, 2023, CBA reported $58,917 and $148,344 of operating expenses pursuant to the Services Agreement with Cohanzick, respectively. Comparatively, during the three- and nine-month periods ended September 30, 2022, CBA reported $23,372 of operating expenses pursuant to the Services Agreement with Cohanzick.

During the three- and nine-month periods ended September 30, 2023, CBA earned $110,197 and $393,797 of revenue from the Services Agreement with Cohanzick, respectively. Comparatively, during the three- and nine-month periods ended September 30, 2022, CBA earned $86,424 of revenue from the Services Agreement with Cohanzick. As of September 30, 2023, a receivable of $110,197 related to the Services Agreement revenue is included in accounts receivable on the accompanying condensed consolidated balance sheets. The Services Agreement receivable amount recorded as of the year ended December 31, 2022, totaling $160,330, was subsequently collected in full.

License Agreement between CBA and Cohanzick

Pursuant to the Merger Agreement, the Company, through CBA, and Cohanzick entered into a license agreement. The license agreement provides CBA with the right to use and occupy certain office space originally leased by Cohanzick from a third-party landlord pursuant to a lease agreement dated November 23, 2018. The initial term of the license agreement runs through the first anniversary of the commencement date of the license agreement and will automatically renew for subsequent one-year terms unless otherwise earlier terminated pursuant to the terms thereof. Pursuant to the license agreement, CBA shall pay Cohanzick a fee equal to Licensee’s Share (as defined herein) of the following charges: a monthly base rental and increases in certain taxes and operating expenses. “Licensee’s Share” means for a calendar month that occurs in whole or in part during the term, the fraction, expressed as a percentage, the numerator of which is the number of CBA employees that occupied the licensed premises as of the first business day of such calendar month, and the denominator of which is the number of Cohanzick and CBA employees that occupied the premises as of the first business day of such calendar month, as reasonably determined by Cohanzick.

During the three- and nine-month periods ended September 30, 2023, CBA paid $17,597 and $51,133, respectively, of rental expenses, including utilities, per the license agreement with Cohanzick. Comparatively, during the three- and nine-month periods ended September 30, 2022, CBA paid $9,038 of rental expenses, including utilities, per the license agreement with Cohanzick.

Enterprise Diversified, Inc.

Due from Affiliate

Pursuant to the Merger Agreement, Enterprise Diversified agreed to reimburse Cohanzick for certain fees and expenses, comprising primarily of legal and accounting fees incurred as part of the share registration process. These fees were initially recorded and reimbursed for a total of $594,152 during the year ended December 31, 2022. Upon further analysis by both parties, it was determined that only $470,329 of these fees were subject to reimbursement in accordance with the Merger Agreement. The initial overpayment of these fees, totaling $123,823, has been included within the due from affiliate amount on the accompanying condensed consolidated balance sheets as of December 31, 2022. During the three-month period ended June 30, 2023, this overpayment was repaid in full and the corresponding due from affiliate amount was settled.

NOTE 4. MERGER AND BUSINESS COMBINATION WITH CROSSINGBRIDGE ADVISORS, LLC AND ENTERPRISE DIVERSIFIED, INC.

Overview

As discussed in Note 1, on December 29, 2021, ENDI entered into the Merger Agreement with Enterprise Diversified, Zelda Merger Sub 1, Inc., a Delaware corporation (“First Merger Sub”), Zelda Merger Sub 2, LLC, a Delaware limited liability company (“Second Merger Sub”), CrossingBridge and Cohanzick.

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

On the Closing Date, the Company also entered into a stockholder agreement (the “Stockholder Agreement”) with Cohanzick pursuant to which, from and after the date that the holders of Class B Common Shares are no longer entitled to elect at least one director to the Company’s board of directors pursuant to the Certificate of Incorporation as described above, the following provisions apply: so long as David Sherman, Cohanzick and any of their successors or assigns (collectively, the “Principal Stockholder”) and their Affiliates (as defined in the Stockholder Agreement) beneficially own at least 5% of the Company’s outstanding Common Shares, the Principal Stockholder has the right to designate a number of the Company’s directors of the Company’s board of directors (rounded up to the nearest whole number) equal to the percentage of the Company’s Common Shares beneficially owned by the Principal Stockholder and its Affiliates at the time of such designation, provided however that for purposes of this designation right, the Principal Stockholder and its Affiliates shall have the right to designate not more than a majority of the members of the Company’s board of directors then in office and, provided further, that so long as the Principal Stockholder and its Affiliates beneficially owns at least 5% of the total outstanding Common Shares of the Company, the Principal Stockholder shall have the right to designate at least one director.

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

The Business Combination is accounted for as a reverse acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with CrossingBridge representing the accounting acquiror. Because the Merger qualifies as a reverse acquisition and, given that CrossingBridge was a private company at the time of the Merger and therefore its value was not readily determinable, the fair value of the Merger consideration was deemed to be equal to the fair value of Enterprise Diversified at the Closing Date. As part of the purchase price allocation, the Company engaged an independent third-party valuation consultant. In determining the total consideration for the ASC 805 analysis, the valuation consultant utilized the volume weighted average price of Enterprise Diversified’s stock from the Merger announcement date, December 30, 2021, through the Closing Date. In doing so, the valuation consultant considered that the Company’s stock was very thinly traded and the public float was only approximately 18.0% of total shares. The consultant also noted the book value of equity was approximately $15.1 million, and composed primarily of short-term assets and liabilities, while the market capitalization as of the Closing Date was approximately $14.5 million based on the closing price of $5.49. As a result of these considerations, the valuation consultant determined that the purchase consideration was estimated to be $18,637,576.

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

The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is primarily attributed to the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized including expected synergies and the assembled workforce in place. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions and were subject to change as additional information was received. The primary areas where provisional amounts were used related to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, note receivable, deferred income tax assets and liabilities, and residual goodwill.

During the Post-Merger period, the Company recorded three measurement period adjustments to the preliminary recorded values assigned to certain Company assets acquired as of the Closing Date. The fair value assigned to the Company’s note receivable was reduced from $300,000 to $50,000, the fair value assigned to the Company’s domain names was reduced from $235,000 to $175,000, and the fair value assigned to the Company’s net deferred tax assets was increased from $0 to $1,249,556. The net changes in fair value, totaling an increase of $939,556, proportionally decreased the balance of residual goodwill from $1,677,425 to $737,869 as of December 31, 2022. These adjustments were the product of expanded valuation analyses performed by management and were incorporated within the values noted in the table above. As of June 30, 2023, the Company considered the fair values of assets acquired and liabilities assumed to be final and no longer subject to potential adjustments.

The Company has assigned the residual goodwill based on an internal analysis that compared the anticipated future economic benefit to be generated by each operating segment with the Post-Merger carrying value of the respective operating segment. By way of this analysis, management allocated the balance of the residual goodwill to the CrossingBridge operations segment as of December 31, 2022.

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

The unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2022 combines the historical results of the Company for those periods, the historical results of Enterprise Diversified for the periods prior to the Closing Date, and the effects of the pro forma adjustments discussed above. The unaudited pro forma financial information is as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenue	$2,242,208	$6,107,579
Net income (loss)	(998,480)	64,512
Net income (loss) per share	$(0.18)	$0.01

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

On May 10, 2023, the board of trustees of the RiverPark Fund and holders of a majority of the outstanding voting securities of RiverPark Fund approved the RiverPark Agreement and the transactions contemplated thereby. On May 12, 2023 (the “Closing Date”), as contemplated by the RiverPark Agreement, CBA assumed (i) the advisory services role under that certain Amended and Restated Investment Advisory Agreement (the “RiverPark Advisory Agreement”) dated February 14, 2012 by and between RiverPark and RiverPark Funds Trust (“RiverPark Trust”) pursuant to which RiverPark provided investment advisory services to the RiverPark Fund and (ii) the Operating Expense Limitation Agreement (“RiverPark Expense Limitation Agreement”) dated as of July 1, 2019 by and between RiverPark and RiverPark Trust. Furthermore, pursuant to the RiverPark Agreement, on the Closing Date, the parties to that certain Sub-Advisory Agreement dated as of August 1, 2012 by and among RiverPark, Cohanzick and the RiverPark Trust, on behalf of the RiverPark Fund, have terminated such agreement and made CrossingBridge a party to the RiverPark Expense Limitation Agreement. Furthermore, in connection with the RiverPark Agreement, Cohanzick and CBA entered into an agreement which prohibits Cohanzick from competing with a substantially similar strategic income strategy as the RiverPark Fund as an adviser or sub-adviser to a fund registered under 1940 Act or any UCITS products.

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

By applying the guidance in ASC 323-10-25-2A and ASC 323-10-25-2B to an asset acquisition, as the fair value of the group of assets exceeds the initial consideration, the consideration is recorded as the lesser of the maximum amount of contingent consideration or the excess of the fair value of the net assets acquired over the initial consideration paid. As the initial consideration of the transaction was $0 and there is no maximum amount to the contingent consideration, the latter scenario is applied. The purchase price of $2,341,600 consisted of a combination of $2,141,612 in variable cash payments and $199,988 of acquisition costs incurred by the Company in connection with the transaction. Variable cash payments are based on a percentage of the RiverPark Fund net advisory fees earned and daily average assets under management of the fund. Payments are to be made monthly over the next five years.

The acquisition-date fair value of the consideration transferred and the allocation of cost to the assets acquired and liabilities assumed at the acquisition date are as follows:

Acquisition-date fair value of variable cash payments	$2,141,612
Transaction costs	199,988
Total purchase price	$2,341,600

Allocation of cost to assets acquired:
Customer relationships	$2,294,768
Investment management agreements	23,416
Noncompete agreement	23,416
Total cost of assets acquired	$2,341,600

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

The following table presents information about the Company’s assets and liabilities measured at fair value as of the periods ended September 30, 2023 and December 31, 2022.

	Level I	Level II	Level III
September 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Excluded (a)
Investments in securities, at fair value (cost $8,505,358)	$8,321,151	$—	$—	$—
W-1 Warrant and Class B Common Stock liability, at fair value	—	—	645,000	—
Investment in limited partnership, at net asset value	—	—	—	179,610
Total	$8,321,151	$—	$645,000	$179,610

	Level I	Level II	Level III
December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Excluded (a)

Investments in securities, at fair value (cost $5,802,395)	$5,860,688	$-	$-	$-
W-1 Warrant and Class B Common Stock liability, at fair value	-	-	576,000	-
Total	$5,860,688	$-	$576,000	$-

(a)	Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed previously, through Enterprise Diversified, the Company holds Level I investments, among which include shares of CrossingBridge Ultra-Short Duration Fund, CrossingBridge Low Duration High Yield Fund, RiverPark Strategic Income Fund, and CrossingBridge Responsible Credit Fund, which are SEC registered mutual funds for which CBA is the adviser, as well as shares of CrossingBridge Pre-Merger SPAC ETF, which is an ETF also advised by CBA. As of September 30, 2023, Level I investments held by the Company in investment products advised by CBA totaled $7,050,893. The Company’s remaining Level I investments held as of September 30, 2023 includes marketable U.S. fixed income and equity securities. There are no liquidity restrictions in connection with these investments held through Enterprise Diversified.

The Company’s investment in the commodity-based limited partnership is measured using NAV as the practical expedient and is exempt from the fair value hierarchy. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. The Company’s investment in this limited partnership is remeasured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as investment income in the period of adjustment. As of the period ended September 30, 2023, the Company carried its investment in the commodity-based limited partnership at $179,610. During the three- and nine-month periods ended September 30, 2023, the Company recognized $15,264 of net investment losses and $7,099 of net investment gains related to this investment, respectively. No comparable activity exists for the three- and nine-month periods ended September 30, 2022.

As discussed previously, pursuant to the Merger Agreement, the Company issued 1,800,000 Class B Common Shares that are mandatorily redeemable upon exercise of the W-1 Warrant. Management has determined that the W-1 Warrant represents an embedded equity-linked feature within the Class B Common Shares, and therefore is valued in conjunction with the Class B Common Shares as a long-term liability on the condensed consolidated balance sheets. The value of the W-1 Warrant and Class B Common Shares is determined using a Black-Scholes pricing model, resulting in a Level III classification. The pricing model considers a variety of inputs at each measurement date including, but not exclusively, the Company’s closing stock price, the Company’s estimated equity volatility over the remaining warrant term, the warrant exercise price, the Company’s annual rate of dividends, the bond equivalent yield, and remaining term of the W-1 Warrant. Additionally, a discount is applied based on an analysis of the underlying marketability of the Company’s Class A Common Stock with respect to Rule 144 restrictions. This value is remeasured at each reporting date with the change in value flowing through the unaudited condensed consolidated statements of operations for the relevant period. The table below represents the relevant inputs used in the value determination as of September 30, 2023 and change in value from the Closing Date to September 30, 2023.

W-1 Warrant and Class B Common Stock
Inputs below are as of September 30, 2023

ENDI Corp. closing stock price	$3.99
Warrant exercise price	$8.00
Estimated equity volatility over remaining term	41.40%
ENDI Corp. annual rate of dividends	0.00%
Bond equivalent yield	4.60%
Remaining term of W-1 Warrant	3.87
Discount for lack of marketability	23.00%

August 11, 2022	$1,476,000
Less: Unrealized gains reported in other income	(900,000)
December 31, 2022	576,000
Plus: Unrealized losses reported in other income	252,000
March 31, 2023	828,000
Less: Unrealized gains reported in other income	(355,000)
June 30, 2023	473,000
Plus: Unrealized losses reported in other income	172,000
September 30, 2023	$645,000

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes its intangible assets — goodwill, customer relationships, trade names, investment management agreements, non-compete agreement, and domain names — on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the three- and nine-month periods ended September 30, 2023. No comparable analysis was performed during the three- and nine-month periods ended September 30, 2022 as the Company did not hold any intangible assets prior to the Closing Date.

As discussed previously, the Company entered into a contingent consideration arrangement pursuant to the RiverPark Agreement, which is included on the condensed consolidated balance sheets on September 30, 2023 for $1,755,870, including both the short and long-term portions, as an earn-out liability. Contingent payment obligations related to asset purchases, if estimable and probable of payment, are initially recorded at their estimated value. When the contingency is ultimately resolved, any additional contingent consideration issued or issuable over the amount that was initially recognized as a liability is considered an additional cost of the acquisition. These additional costs would then be allocated to the qualifying assets on a relative fair value basis.

As discussed previously, Enterprise Diversified held a promissory note receivable from Triad DIP Investors, LLC and 847,847 aggregate shares of Triad Guaranty, Inc. common stock. During the three-month period ended March 31, 2023, Enterprise Diversified was issued a second amended and restated promissory note by Triad DIP Investors, LLC and was further notified that Triad had successfully secured a new financing resource that would permit a full repayment of Enterprise Diversified’s promissory note. On April 27, 2023, the Company received repayment of the full historical principal balance and accrued interest related to the amended and restated promissory note receivable, which was greater than the Company’s historical recorded carrying amount of $50,000 as of December 31, 2022. As a result of these developments, the Company recognized $334,400 of other income as a realized gain on collection of the note, which is included on the unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2023. As of September 30, 2023, the Company attributed no value to its shares of Triad Guaranty, Inc. common stock due to the stocks’ general lack of marketability.

NOTE 7. INTANGIBLE ASSETS

The Company’s intangible assets as of September 30, 2023 and December 31, 2022 are included below.

	September 30, 2023	December 31, 2022
Customer relationships	$3,294,768	$1,000,000
Domain names	175,000	175,000
Trade names	80,000	80,000
Investment management agreements	23,416	-
Noncompete	23,416	-
	3,596,600	1,255,000
Less: accumulated amortization	(273,341)	(31,074)
Intangible assets, net	$3,323,259	$1,223,926

Amortization expenses on intangible assets during the three- and nine-month periods ended September 30, 2023 totalled $137,795 and $242,267, respectively. Comparatively, amortization expenses on intangible assets during the three- and nine-month periods ended September 30, 2022 totalled $14,556.

NOTE 8. SEGMENT INFORMATION

Prior to the Closing Date, including during the period ended September 30, 2022, the Company operated through a single reportable segment, CrossingBridge operations. Beginning on the Closing Date through the year ended December 31, 2022, the Post-Merger period, and continuing through the current period ended September 30, 2023, the Company operated through four reportable segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations.

The CrossingBridge operations segment includes revenue and expenses derived from investment management and advisory and sub-advisory services.

Beginning on August 12, 2022, the Willow Oak operations segment includes revenues and expenses derived from various joint ventures, service offerings, and initiatives undertaken in the asset management industry.

Beginning on August 12, 2022, the internet operations segment includes revenue and expenses related to the Company’s sale of internet access, e-mail and hosting, storage, and other ancillary services. The Company’s internet segment includes revenue generated by operations in both the United States and Canada. Included in unaudited condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2023, the internet operations segment generated revenue of $175,844 and $526,173 in the United States and revenue of $9,296 and $27,696 in Canada, respectively. All assets reported under the internet operations segment for the period ended September 30, 2023 are located within the United States.

Beginning on August 12, 2022, the other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three- and nine-month periods ended September 30, 2023 and 2022.

Three-Month Period Ended September 30, 2023	CrossingBridge	Willow Oak	Internet	Other	Consolidated
Revenues	$2,343,247	$35,996	$185,140	$-	$2,564,383
Cost of revenue	-	-	54,075	-	54,075
Operating expenses	1,417,448	85,339	61,416	378,409	1,942,612
Other income (expenses)	18,740	(483)	7,536	(131,047)	(105,254)
Net income (loss)	944,539	(49,826)	77,185	(509,456)	462,442
Goodwill	737,869	-	-	-	737,869
Identifiable assets	$6,763,551	$625,781	$796,484	$17,090,212	$25,276,028

Three-Month Period Ended September 30, 2022	CrossingBridge	Willow Oak	Internet	Other	Consolidated
Revenues	$1,993,772	$21,975	$111,659	$-	$2,127,406
Cost of revenue	-	-	33,563	-	33,563
Operating expenses	934,584	54,547	32,012	1,705,512	2,726,655
Other income (expenses)	31,965	(1,262)	(691)	922,595	952,607
Net income (loss)	1,091,153	(33,834)	45,393	(782,917)	319,795
Goodwill	-	-	-	1,677,425	1,677,425
Identifiable assets	$1,747,869	$733,065	$921,946	$17,390,716	$20,793,596

Nine-Month Period Ended September 30, 2023	CrossingBridge	Willow Oak	Internet	Other	Consolidated
Revenues	$6,112,979	$132,749	$553,869	$-	$6,799,597
Cost of revenue	-	-	169,848	-	169,848
Operating expenses	3,973,856	340,567	185,513	1,399,646	5,899,582
Other income (expenses)	26,990	(173)	8,519	555,779	591,115
Net income (loss)	2,166,113	(207,991)	207,027	(843,867)	1,321,282
Goodwill	737,869	-	-	-	737,869
Identifiable assets	$6,763,551	$625,781	$796,484	$17,090,212	$25,276,028

Nine-Month Period Ended September 30, 2022	CrossingBridge	Willow Oak	Internet	Other	Consolidated
Revenues	$5,463,253	$21,975	$111,659	$-	$5,596,887
Cost of revenue	-	-	33,563	-	33,563
Operating expenses	2,863,046	54,547	32,012	1,705,512	4,655,117
Other income (expenses)	15,448	(1,262)	(691)	922,595	936,090
Net income (loss)	2,615,655	(33,834)	45,393	(782,917)	1,844,297
Goodwill	-	-	-	1,677,425	1,677,425
Identifiable assets	$1,747,869	$733,065	$921,946	$17,390,716	$20,793,596

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2023 and December 31, 2022, the Company had no long-term leases that required right-of-use assets or lease liabilities to be recognized.

In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to short-term leases, including its membership agreement through ENDI Corp. and its license agreement through CBA, for the three- and nine-month periods ended September 30, 2023 and 2022 were $22,537 and $60,458, and $16,004 and $62,160, respectively.

There are no other operating lease costs for the three- and nine-month periods ended September 30, 2023 and 2022.

Other Commitments

Registration Rights Agreement

As discussed in Note 4, on the Closing Date, the Company entered into the RRA with certain stockholders that are deemed to be affiliates of ENDI immediately following the closing of the Mergers, pursuant to which such stockholders’ Class A Common Shares, including the Class A Common Shares underlying any warrants issued in connection with the Mergers, will be registered for resale on a registration statement to be filed by the Company with the SEC under the Securities Act of 1933, as amended. On May 1, 2023, the Company entered into a second amendment to the RRA pursuant to which the parties extended the deadline by which the Company shall prepare and file or cause to be prepared and filed with the SEC a registration statement to on or before August 1, 2023, and on August 1, 2023, the Company entered into a third amendment to the RRA pursuant to which the parties extended the deadline by which the Company shall prepare and file or cause to be prepared and filed with the SEC a registration statement to on or before March 31, 2024.

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

The lawsuit was tried to a jury in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia) in September 2023, and the jury returned a unanimous verdict in favor of Enterprise Diversified and against Frank Erhartic, Jr. On September 25, 2023, the Court entered a civil judgment in favor of Enterprise Diversified in the amount of $243,423, plus interest in the amount of 6% per year until the judgement is paid in full. Mr. Erhartic filed a Notice of Appeal on October 17, 2023.  On October 30, 2023, Enterprise Diversified filed a Motion to Dismiss the appeal which is pending.

NOTE 10. STOCKHOLDERS’ EQUITY

Classes of Shares

As of September 30, 2023, the Company’s Certificate of Incorporation authorizes the issuance of an aggregate of 17,800,000 shares of capital stock of the Company consisting of 14,000,000 authorized shares of Class A Common Stock, par value of $0.0001 per share, 1,800,000 authorized shares of Class B Common Stock, par value of $0.0001 per share, and 2,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”).

Class A Common Stock

As of September 30, 2023, 5,452,383 shares of the Company’s Class A Common Stock were issued and outstanding.

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

Class B Common Stock

As of September 30, 2023, 1,800,000 shares of the Company’s Class B Common Stock were issued and outstanding.

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

Preferred Stock

As of September 30, 2023, the Company had no issued shares of Preferred Stock.

The voting, dividend, distribution, and any other rights of holders of any series of the Company’s Preferred Stock will be as described in the applicable Certificate of Designation designating such series of Preferred Stock.

NOTE 11. SUBSEQUENT EVENTS

On October 23, 2023, CrossingBridge Advisors launched an UCITS fund, the CrossingBridge Low Duration High Income Fund (the “CB UCITS Fund”), as a global expansion of CrossingBridge’s product offering. The CB UCITS Fund was launched as a sub-Fund within the Universal Investment Ireland UCITS Platform ICAV, in order to leverage their operational and administrative infrastructure. The CB UCITS Fund was designed to be managed substantially similar to the CrossingBridge Low Duration High Yield Fund, however, there will be differences between the two funds as a result of specific UCITS regulations.

Management has evaluated all subsequent events from September 30, 2023, through November 13, 2023, the date the condensed consolidated financial statements were issued. Management concluded that no additional subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements with information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related footnotes as of and for the three- and nine-month periods ended September 30, 2023 appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Item 1A of Part II of this report, Item 1A of Part I of our Annual Report, and other reports we file with the SEC from time to time. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or restructuring results in less comparable financial performance. As a result of the Business Combination that was consummated on August 11, 2022, and the determination that the Business Combination would be accounted for as a reverse acquisition, historic activity prior to the Closing Date for the three- and nine-month periods ended September 30, 2022 represents only the financial activity of CrossingBridge Advisors, LLC. Activity as of and after the Closing Date presented for and as of the three- and nine-month periods ended September 30, 2023 and 2022 and as of the year ended December 31, 2022, includes CrossingBridge financial activity, which has been consolidated with the activity of Enterprise Diversified, Inc. and its subsidiaries as of August 11, 2022 through the period ended September 30, 2023. All amounts are in U.S. dollars, unless otherwise noted.

Overview

We operate through four reportable segments.

CrossingBridge Operations

This segment includes revenue and expenses derived from our investment advisory and sub-advisory services offered through various SEC registered mutual funds and an exchange-traded fund (“ETF”) through CrossingBridge Advisors, LLC. As of September 30, 2023, CBA serves as an adviser to its five proprietary products and sub-adviser to two additional products. As of September 30, 2023, the assets under management (“AUM”) for CBA, including advised and sub-advised funds, were in excess of $1.7 billion.

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

Product Name	Ticker Symbol	Inception Date	Advisory Role	AUM as of September 30, 2023 (in dollars)
CrossingBridge Low Duration High Yield Fund	CBLDX	January 31, 2018	Adviser	605,455,646
CrossingBridge Ultra-Short Duration Fund	CBUDX	June 30, 2021	Adviser	94,759,832
RiverPark Strategic Income Fund	RSIIX	September 30, 2013*	Adviser	371,219,107
CrossingBridge Responsible Credit Fund	CBRDX	June 30, 2021	Adviser	27,251,906
CrossingBridge Pre-Merger SPAC ETF	SPC	September 20, 2021	Adviser	68,981,711
Destinations Low Duration Fixed Income Fund	DLDFX	March 20, 2017	Sub-adviser	246,166,799
Destinations Global Fixed Income Opportunities Fund	DGFFX	March 20, 2017	Sub-adviser	358,352,195

*CrossingBridge became the adviser to the RiverPark Strategic Income Fund as of the close of business on May 12, 2023 pursuant to that certain Purchase and Assignment and Assumption Agreement dated as of November 18, 2022 and subsequently amended on December 28, 2022, by and between CBA, RiverPark Advisors, LLC and Cohanzick.

During the third quarter of 2023, CBA’s AUM increased by approximately 8.8% to approximately $1.773 billion, and CBA’s AUM increased by approximately $296 million, or approximately 20.1%, from September 30, 2022 compared to September 30, 2023. The overall net increase in AUM was primarily the result of CBA becoming the adviser to the RiverPark Strategic Income Fund, which added approximately $371 million in AUM as of September 30, 2023 compared to September 30, 2022. Excluding the RiverPark Strategic Income Fund, net outflows period over period are primarily attributable to a reduction in assets in the Destinations Low Duration Fixed Income sub-advised account. Every proprietary CrossingBridge advised fund, as well as the sub-advised account for the Destinations Global Fixed Income Opportunities Fund, increased their AUM period over period. The AUM of CBA’s proprietary advised funds, having higher management fee rates than CBA’s sub-advised funds, grew by approximately 67.6% compared to the AUM of advised funds as of September 30, 2022. CBA’s advised fund AUM represented approximately 65.9% of total AUM as of September 30, 2023 in comparison to 47.3% of total AUM as of September 30, 2022.

All five of CBA’s proprietary advised products generated positive returns for investors during the nine-month period ended September 30, 2023 and during the year ended December 31, 2022. During the three and nine-month periods ended September 30, 2023, CBA believes its contributions to the performance of Destinations Low Duration Fixed Income Fund and the Destinations Global Fixed Income Opportunities Fund were accretive as CBA continues to be a steward of a significant allocation within these funds.

CBA has seen interest in its funds continuing to grow in the registered investment adviser, bank/trust company, and family office segments of the market and believes that widening credit spreads may also help drive momentum for additional AUM growth. CBA expects demand for the CrossingBridge Low Duration High Yield Fund to continue to increase as the fund has recently attained a strong five-year track record and a five-out-of-five star rating from a leading provider of independent financial research, as of January 31, 2023. In addition, the RiverPark Strategic Income Fund celebrated its 10-year anniversary on September 30, 2023, which established a 10-year track record for the fund. CBA believes this will also help drive continued demand.

For the two newer mutual funds (CrossingBridge Ultra-Short Duration Fund and the CrossingBridge Responsible Credit Fund), although they do not have established track records as individual funds, CBA believes that the market environment paired with its long-standing reputation in the fixed income space will be helpful in continuing to raise assets for those funds. As for the CrossingBridge Pre-Merger SPAC ETF, which was launched on September 20, 2021, we believe the fund remains a viable ultra-short, fixed income alternative. The size of the opportunity set, however, has significantly decreased from peak levels as a substantial amount of SPACs have either completed deals or liquidated, paired with a slowdown in new issuance/capital market activity over the past year. Looking forward, we believe the size of the SPAC market may continue to fluctuate and will be dependent upon a number of factors, including the number and size of mergers and/or liquidations as well as new issues. CBA will continue to closely monitor developments in the market.

On November 18, 2022, CBA entered into a Purchase and Assignment and Assumption Agreement, as amended on December 28, 2022 with RiverPark Advisors, LLC and Cohanzick (as amended, the “RiverPark Agreement” pursuant to which RiverPark Advisors, LLC intended to sell to CBA certain assets and CBA intended to assume certain liabilities, including certain rights and responsibilities under the RiverPark Advisory Agreement (as defined in Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and the RiverPark Expense Limitation Agreement (as defined in Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) relating to the provision of investment advisory services for the mutual fund known as RiverPark Strategic Income Fund (“RSIIX”), subject to certain terms and conditions set forth in the agreement. The transactions contemplated by such agreement closed on May 12, 2023. See Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information. Since the RiverPark Agreement was announced on November 28, 2022, which proposed CBA assuming the role as the adviser to the RiverPark Strategic Income Fund, RSIIX has grown by approximately $183 million, or approximately 98%, with ending AUM as of September 30, 2023 totaling approximately $371 million. RSIIX attained a five-out-of-five star rating from a leading provider of independent financial research for both a three- and five-year period.

On October 23, 2023, CrossingBridge Advisors launched an Undertaking for the Collective Investment in Transferable Securities (“UCITS”) fund, the CrossingBridge Low Duration High Income Fund (the “CB UCITS Fund”), as a global expansion of CrossingBridge’s product offering. The CB UCITS Fund was launched as a sub-Fund within the Universal Investment Ireland UCITS Platform ICAV, in order to leverage their operational and administrative infrastructure. The CB UCITS Fund was designed to be managed substantially similar to the CrossingBridge Low Duration High Yield Fund, however, there will be differences between the two funds as a result of specific UCITS regulations. CrossingBridge believes that there is reasonable demand for the CB UCITS Fund throughout Europe, the Middle East, and South America.

Willow Oak Operations

This segment includes revenue and expenses derived from our various joint ventures, service offerings, and initiatives undertaken in the asset management industry through Willow Oak Asset Management, LLC and its subsidiaries. During the three-month period ended September 30, 2023, Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak”) entered into two new fund management services agreements with independently managed investment firms to provide ongoing consulting, investor relations and marketing, accounting and bookkeeping, compliance program monitoring, and business development support services.

Internet Operations

This segment includes revenue and expenses related to our sale of internet access, e-mail and hosting, storage, and other ancillary services through Sitestar.net, Inc.

Other Operations

This segment includes any revenue and expenses from our nonrecurring or one-time strategic funding or similar activity and other corporate operations that is not considered to be one of our primary lines of business, and any expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business. Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We intend to only invest cash in a segment if we believe that the return on the invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to the foregoing segments nor our historical operations.

Enterprise Diversified, Inc.

On July 14, 2023, through Enterprise Diversified, Inc., we invested $500,000 in a private placement transaction for which we received 500 restricted preferred shares of a private company issuer as well as 100,000 warrants of the issuer’s public parent company. Neither the preferred shares nor the warrants are registered or freely tradable and are currently subject to further transfer limitations. The preferred shares have a liquidation preference equal to the fair market value of the consideration paid at issuance, plus accrued and unpaid dividends. All dividends are payable quarterly in arrears. Each warrant entitles the holder to acquire one subordinate voting share of common stock of the issuer’s parent. Our investment does not provide a controlling interest in the issuer or the issuer’s parent. This investment is carried at its cost basis as of September 30, 2023, with dividend income recognized quarterly pursuant to the terms of the restricted preferred shares.

On June 12, 2023, through Enterprise Diversified, Inc. (“Enterprise Diversified”), we invested $172,512 in a commodity-based limited partnership managed by a third-party general partner. The general partner is entitled to certain management fees and profit allocations and our investment is subject to a two-year lockup from the date of the initial investment. As of the period ended September 30, 2023, this investment is carried at its reported net asset value (“NAV”) of $179,610. During the three- and nine-month periods ended September 30, 2023, we recognized $15,264 of net investment losses and $7,099 of net investment gains related to this investment, respectively. No comparable activity exists for the three- and nine-month periods ended September 30, 2022.

eBuild Ventures, LLC

On March 16, 2023, through eBuild Ventures, LLC (“eBuild”), we made a capital contribution of $955,266, representing approximately a 3% ownership stake, in a private company that operates in the consumer products e-commerce space fulfilled by Amazon. This investment is carried at its cost basis of $955,266 as of September 30, 2023.

Financing Arrangement - Triad Guaranty, Inc.

In August 2017, Enterprise Diversified entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. Triad Guaranty, Inc. exited bankruptcy in April 2018, and Enterprise Diversified was subsequently issued a second amended and restated promissory note. On April 27, 2023, we received repayment of the full historical principal balance and accrued interest related to such note. Enterprise Diversified also holds shares of Triad Guaranty, Inc. common stock, which were received as consideration for certain amounts of accrued interest earned pursuant to the amended and restated promissory note. As of September 30, 2023, we attribute no value to the shares of Triad Guaranty, Inc. common stock held due to the stocks’ general lack of marketability.

Summary of Financial Performance

Stockholders’ equity increased from $20,382,693 at December 31, 2022 to $21,865,121 at September 30, 2023. This change was primarily attributed to $2,166,113 of net income in the CrossingBridge operations segment, $207,027 of net income in the internet operations segment, a net loss of $207,991 in the Willow Oak operations segment, and a net loss of $843,867 in the other operations segment for the nine-month period ended September 30, 2023. Corporate expenses for the nine-month period ended September 30, 2023 included in the net loss from the other operations segment totaled $1,333,633. Total comprehensive net income for all segments for the nine-month period ended September 30, 2023 was $1,321,282.

Balance Sheet Analysis

This section provides an overview of changes in our assets, liabilities, and stockholders’ equity and should be read together with our condensed consolidated financial statements, including the accompanying notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q. The table below provides a balance sheet summary as of the end of the periods presented and is designed to provide an overview of the balance sheet changes as of the quarter ended September 30, 2023 compared to the year ended as of December 31, 2022.

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$9,060,281	$10,690,398
Investments in securities, at fair value	8,321,151	5,860,688
Accounts receivable, net	955,215	744,638
Goodwill	737,869	737,869
Intangible assets, net	3,323,259	1,223,926
Investments in private companies, at cost	1,405,266	450,000
Investment in preferred shares and warrants, at cost	500,000	-
Investment in limited partnership, at net asset value	179,610	-
Deferred tax assets, net	1,289,582	1,441,234
Other assets	241,664	322,742
Total assets	$26,013,897	$21,471,495

Liabilities and Stockholders’ Equity
Accounts payable	$9,903	$71,306
Accrued compensation	1,336,125	23,342
Accrued expenses	235,863	260,185
Deferred revenue	164,499	156,859
Earn-out liability	1,755,870	-
Class W-1 Warrant and redeemable Class B Common Stock	645,000	576,000
Due to affiliate	-	-
Other liabilities	1,516	1,110
Total liabilities	4,148,776	1,088,802
Total stockholders’ equity	21,865,121	20,382,693
Total liabilities and stockholders’ equity	$26,013,897	$21,471,495

As of September 30, 2023, we reported a decrease in cash and cash equivalents of approximately $1,630,000 which was primarily the product of an increase in investments in securities, at fair value, of approximately $2,460,000. We also reported an increase in net intangible assets of approximately $2,099,000, an increase in investments in private companies, at cost, of approximately $955,000, and an increase in investment in preferred shares and warrants, at cost, of approximately $500,000 compared to December 31, 2022. As of September 30, 2023, we also reported an increase in accrued compensation expenses of approximately $1,313,000 and an increase in earn-out liabilities of approximately $1,756,000 compared to December 31, 2022. Changes in net intangible assets and earn-out liabilities were primarily the product of the RiverPark Strategic Income Fund transaction with the remainder of the changes primarily attributed to the result of operating and investing activities that management consider to be within our normal course-of-business during the nine-month period ended September 30, 2023.

Results of Operations

CrossingBridge Operations

Revenue attributed to the CrossingBridge operations segment for the three-month period ended September 30, 2023 was $2,343,247, representing an increase of $349,475 compared to the three-month period ended September 30, 2022. This increase was primarily due to the current period revenue attributed to CBA’s Services Agreement with Cohanzick entered into in connection with the Mergers (see Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and additional management fees earned from the RiverPark Strategic Income Fund. The increase in revenue was offset by an increase of $482,864 in operating expenses, which totaled $1,417,448 for the three-month period ended September 30, 2023. The increase in operating expenses for the three-month period ended September 30, 2023, compared to the three-month period ended September 30, 2022, was primarily associated with an increase in employee compensation expenses, amortization expenses, and professional fees. Net profit margin decreased to 40% for the three-month period ended September 30, 2023 from 55% for the three-month period ended September 30, 2022. This was largely due to the relative increase in operating expenses period over period.

Revenue attributed to the CrossingBridge operations segment for the nine-month period ended September 30, 2023 was $6,112,979, representing an increase of $649,726 compared to the nine-month period ended September 30, 2022. This increase was also primarily due to the current period revenue attributed to CBA’s Services Agreement with Cohanzick and additional management fees earned from the RiverPark Strategic Income Fund. The increase in revenue was offset by an increase of $1,110,810 in operating expenses, which totaled $3,973,856 for the nine-month period ended September 30, 2023. The increase in operating expenses for the nine-month period ended September 30, 2023, compared to the nine-month period ended September 30, 2022, was again primarily associated with an increase in employee compensation expenses, amortization expenses, and professional fees. Net profit margin decreased to 35% for the nine-month period ended September 30, 2023 from 48% for the nine-month period ended September 30, 2022. This was largely due to the relative increase in operating expenses period over period.

Compensation and related costs are typically comprised of salaries, bonuses, and benefits. Salary compensation and bonuses are generally the largest expenses for the CBA operations segment. Bonuses are subjective and based on individual performance, the underlying funds’ performance, and profitability of the Company, as well as the consideration of future outlook. Compensation and related costs increased by $224,009 and $632,419 for the three- and nine-month periods ended September 30, 2023, respectively, compared to the three- and nine-month periods ended September 30, 2022. These increases were due to salary increases that took effect at the beginning of the current year, a relative increase in accrued but unpaid annual bonus amounts, and the hiring of an additional employee in the current year. Compensation expenses can fluctuate period over period as management evaluates investment performance, individual performance, Company performance, and other factors.

Further, increases in amortization expenses for the CrossingBridge operations segment are the product of intangible assets recorded pursuant to the RiverPark Strategic Income Fund transaction, which occurred during May 2023, and increases in professional fees are the product of legal and consulting fees incurred as part of new product research and development.

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

CBA’s revenues are highly dependent on both the value and composition of AUM. The following is a summary of CBA’s AUM by product and investment strategy as of September 30, 2023 and September 30, 2022.

Assets Under Management by Product	September 30, 2023	September 30, 2022	% Change
(in millions, except percentages)
Advised funds	1,168	697	67.6%
Sub-advised funds	605	779	(22.3)%
Total AUM	1,773	1,476	20.1%

Assets Under Management by Investment Strategy	September 30, 2023	September 30, 2022	% Change
(in millions, except percentages)
Ultra-Short Duration	95	68	39.7%
Low Duration	921	1,060	(13.1)%
Responsible Investing	27	21	28.6%
Strategic Income	730	327	123.2%
Total AUM	1,773	1,476	20.1%

CrossingBridge Low Duration High Yield Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
3Q 2022	551,334,618	64,761,170	(72,441,879)	1,154,842	544,808,751
4Q 2022	544,808,751	64,535,197	(171,525,452)	9,774,294	447,592,790
1Q 2023	447,592,790	136,950,544	(47,248,479)	6,961,617	544,256,472
2Q 2023	544,256,472	73,497,502	(57,721,948)	8,557,702	568,589,728
3Q 2023	568,589,728	74,359,065	(47,683,277)	10,190,130	605,455,646

CrossingBridge Ultra-Short Duration Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
3Q 2022	63,102,681	9,219,316	(4,567,382)	462,466	68,217,081
4Q 2022	68,217,081	19,355,710	(7,395,986)	1,101,691	81,278,496
1Q 2023	81,278,496	14,713,171	(7,428,835)	860,680	89,423,512
2Q 2023	89,423,512	5,804,730	(7,026,250)	1,020,039	89,222,031
3Q 2023	89,222,031	11,258,332	(7,246,212)	1,525,681	94,759,832

RiverPark Strategic Income Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
2Q 2023	241,973,732	40,372,611	(24,849,475)	8,154,583	265,651,451
3Q 2023	265,651,451	124,482,080	(23,665,750)	4,751,326	371,219,107

CrossingBridge Responsible Credit Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
3Q 2022	16,343,523	6,301,617	(1,749,280)	266,748	21,162,608
4Q 2022	21,162,608	3,378,563	(1,884,885)	429,010	23,085,296
1Q 2023	23,085,296	1,948,211	(2,030,345)	441,004	23,444,166
2Q 2023	23,444,166	3,218,353	(1,741,322)	110,993	25,032,190
3Q 2023	25,032,190	2,610,494	(1,149,249)	758,471	27,251,906

CrossingBridge Pre-Merger SPAC ETF (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
3Q 2022	61,360,531	9,217,570	(7,642,075)	375,499	63,311,525
4Q 2022	63,311,525	1,660,044	(4,173,316)	1,029,348	61,827,601
1Q 2023	61,827,601	4,146,350	(1,678,392)	1,133,484	65,429,043
2Q 2023	65,429,043	5,294,435	(7,199,642)	1,067,438	64,591,274
3Q 2023	64,591,274	3,449,665	-	940,772	68,981,711

Destinations Low Duration Fixed Income Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
3Q 2022	457,417,825	-	(5,000,000)	(815,114)	451,602,711
4Q 2022	451,602,711	-	(140,000,000)	7,644,667	319,247,378
1Q 2023	319,247,378	-	(52,500,000)	5,335,112	272,082,490
2Q 2023	272,082,490	-	(21,000,000)	4,546,336	255,628,826
3Q 2023	255,628,826	-	(14,000,000)	4,537,973	246,166,799

Destinations Global Fixed Income Opportunities Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
3Q 2022	338,371,875	-	(8,000,000)	(3,429,003)	326,942,872
4Q 2022	326,942,872	17,000,000	-	1,268,523	345,211,395
1Q 2023	345,211,395	-	-	9,048,695	354,260,090
2Q 2023	354,260,090	-	(4,000,000)	9,599,374	359,859,464
3Q 2023	359,859,464	-	(8,000,000)	6,492,731	358,352,195

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

	3Q 2023	2Q 2023	1Q 2023	4Q 2022	3Q 2022
CrossingBridge Low Duration High Yield Fund	1.77%	1.55%	1.56%	1.96%	0.21%
ICE BofA 0-3 Year US HY Index ex Financials	1.83%	2.09%	3.22%	2.17%	1.02%
ICE BofA 1-3 Year Corporate Bond Index	0.91%	0.28%	1.29%	1.40%	(1.29)%
ICE BofA 0-3 Year US Treasury Index	0.94%	(0.03)%	1.42%	0.78%	(0.99)%

CrossingBridge Ultra-Short Duration Fund	1.68%	1.14%	1.02%	1.50%	0.72%
ICE BofA 0-1 Year US Corporate Index	1.41%	1.23%	1.19%	1.12%	0.31%
ICE BofA 0-1 Year US Treasury Index	1.31%	0.95%	1.18%	0.85%	0.16%
ICE BofA 0-3 Year US Fixed Rate Asset Backed Securities Index	1.21%	0.53%	1.49%	0.70%	(0.53)%

RiverPark Strategic Income Fund Inst. Class	1.71%	2.41%	1.98%	0.30%	(1.36)%
RiverPark Strategic Income Fund Retail Class	1.65%	2.36%	1.92%	0.24%	(1.42)%
ICE BofA US High Yield Index	0.53%	1.63%	3.72%	3.98%	(0.68)%
ICE BofA US Corporate Index	(2.70)%	(0.21)%	3.45%	3.53%	(5.11)%
ICE BofA 3-7 Year US Treasury Index	(1.14)%	(1.44)%	2.53%	1.30%	(3.94)%

CrossingBridge Responsible Credit Fund	2.89%	0.47%	1.93%	1.98%	1.77%
ICE BofA US High Yield Index	0.53%	1.63%	3.72%	3.98%	(0.68)%
ICE BofA US Corporate Index	(2.70)%	(0.21)%	3.45%	3.53%	(5.11)%
ICE BofA 3-7 Year US Treasury Index	(1.14)%	(1.44)%	2.53%	1.30%	(3.94)%

CrossingBridge Pre-Merger SPAC ETF (Price)	1.52%	1.69%	1.74%	1.63%	0.44%
CrossingBridge Pre-Merger SPAC ETF (NAV)	1.42%	1.66%	1.74%	1.64%	0.60%
ICE BofA 0-3 Year US Treasury Index	0.94%	(0.03)%	1.42%	0.78%	(0.99)%

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

During the three-month periods ended September 30, 2023 and 2022, the Willow Oak operations segment generated $35,996 and $21,975 of revenue, respectively. Operating expenses totaled $85,339 and $54,547 and other expenses totaled $483 and $1,262, respectively. Willow Oak’s net loss for the three-month periods ended September 30, 2023 and 2022 totaled $49,826 and $33,834, respectively. Compensation and related payroll costs represent Willow Oak’s most significant operating expense during the three-month periods ended September 30, 2023 and 2022.

During the nine-month periods ended September 30, 2023 and 2022, the Willow Oak operations segment generated $132,749 and $21,975 of revenue, respectively. Operating expenses totaled $340,567 and $54,547, other expenses totaled $173 and $1,262, respectively. The segment’s net loss totaled $207,991 and $33,834, respectively. Again, compensation and related payroll costs represent Willow Oak’s most significant operating expense during the nine-month periods ended September 30, 2023 and 2022.

Willow Oak activity for the three- and nine-month periods ended September 30, 2022 only includes activity occurring on and after August 12, 2022, the start of the post-Merger period (“Post-Merger”), so comparability may be limited. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

The table below provides a summary of revenue amounts for Willow Oak, which are included in the unaudited condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2023.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Willow Oak Operations Revenue	2023	2022	2023	2022
Management fee revenue	$16,697	$8,206	$47,400	$8,206
Fund management services revenue	19,299	13,769	85,349	13,769
Total revenue	$35,996	$21,975	$132,749	$21,975

Internet Operations

As of September 30, 2023, the internet operations segment had a total of 5,347 customer accounts across the U.S. and Canada. As of September 30, 2023, approximately 91% of our customer accounts are U.S.-based, while 9% are Canada-based. During the three- and nine-month periods ended September 30, 2023, approximately 46% of our revenue was driven by internet access services, with the remaining 54% being earned though web hosting, email, and other web-based services.

Revenue generated by our U.S. customers totaled $175,844 and $526,173, and revenue generated by our Canadian customers totaled $9,296 and $27,696 during the three- and nine-month periods ended September 30, 2023, respectively.

Revenue attributed to the internet operations segment during the three-month periods ended September 30, 2023 and 2022 totaled $185,140 and $111,659 and cost of revenue totaled $54,075 and $33,563, respectively. Operating expenses for the segment totaled $61,416 and $32,012 for the three-month periods ended September 30, 2023 and 2022 and other income (expenses) totaled $7,536 and ($691), respectively. Total net income for the internet operations segment was $77,185 and $45,393 for the three-month periods ended September 30, 2023 and 2022, respectively.

During the nine-month periods ended September 30, 2023 and 2022, the internet operations segment generated $553,869 and $111,659 of revenue, cost of revenue totaled $169,848 and $33,563, operating expenses totaled $185,513 and $32,012, other income (expenses) totaled $8,519 and ($691), and net income totaled $207,027 and $45,393, respectively.

Internet operations activity for the three- and nine-month periods ended September 30, 2022 only includes activity from the Post-Merger period, so comparability may be limited. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Other Operations

During the three-month period ended September 30, 2023, our other operations segment did not produce any revenue or cost of revenue. During the three-month period ended September 30, 2023, operating expenses totaled $378,409 and other expenses totaled $131,047. Corporate operating expenses accounted for $362,008 of reported operating expenses for our other operations segment during the three-month period ended September 30, 2023. Included in corporate operating expenses for the three-month period ended September 30, 2023 are $132,301 of professional fees, $125,510 of compensation related expenses, and $39,700 of non-cash stock compensation expenses recorded as part of equity awards granted to directors and employees under the Company’s 2022 Omnibus Equity Incentive Plan. During the three-month period ended September 30, 2023, the other operations segment reported $233,114 of interest and dividend income, and $172,000 of other expenses related to our periodic revaluation of our liability associated with the Class W-1 Warrant and Class B Common Stock (as defined in Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). This resulted in a net loss of $509,456 for the other operations segment for the three-month period ended September 30, 2023.

During the nine-month period ended September 30, 2023, our other operations segment again did not produce any revenue or cost of revenue. During the nine-month period ended September 30, 2023, operating expenses totaled $1,399,646 and other income totaled $555,779. Corporate operating expenses accounted for $1,333,633 of reported operating expenses for our other operations segment during the nine-month period ended September 30, 2023. Included in corporate operating expenses for the nine-month period ended September 30, 2023 are $587,964 of professional fees, $378,897 of compensation related expenses, and $161,146 of non-cash stock compensation expenses recorded as part of equity awards granted to directors and employees under the Company’s 2022 Omnibus Equity Incentive Plan. During the nine-month period ended September 30, 2023, the other operations segment reported $334,400 of other income related to the realized gain on our second amended and restated promissory note issued by Triad DIP Investors, LLC, $434,826 of interest and dividend income, and $231,289 of other net investment income. This resulted in a net loss of $843,867 for the other operations segment for the nine-month period ended September 30, 2023.

This compares to the three- and nine-month periods ended September 30, 2022 when the other operations segment did not produce any revenue or cost of revenue, operating expenses totaled $1,705,512, other income totaled $922,595, and the net loss totaled $782,917.

Other operations activity for the three- and nine-month periods ended September 30, 2022 only includes activity from the Post-Merger period, so comparability may be limited. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

During the three- and nine-month periods ended September 30, 2023, we reported $165,458 and $406,568 of income tax expenses, respectively, which are related to a decrease in net deferred tax assets coupled with an increase in our currently payable income tax liability. As noted above, due to CBA’s disregarded status for periods prior to the Closing Date, no comparable income tax expenses existed prior to the Closing Date. For the Post-Merger period during the three-and nine-month periods ended September 30, 2022, the Company reported $400,283 of income tax benefit.

Liquidity and Capital Resources

During the three- and nine-month periods ended September 30, 2023, we carried out our business strategy in four operating segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations. As a result of the Business Combination that occurred on August 11, 2022 and the determination that the Business Combination would be accounted for as a reverse acquisition, historical activity presented prior to the Closing Date for the three- and nine-month periods ended September 30, 2022 includes only CrossingBridge financial activity.

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

Significant amounts of our assets are comprised of cash and cash equivalents, investments in securities, and accounts receivable. Our main source of liquidity is cash flows from operating activities, which are primarily generated from investment advisory fees generated through our CrossingBridge operations segment. Cash and cash equivalents, investments in securities, and net accounts receivable represented approximately $9.1 million, $8.3 million and $1.0 million of total assets as of September 30, 2023, respectively, and approximately $10.7 million, $5.9 million and $0.7 million of total assets as of December 31, 2022, respectively. We believe that these sources of liquidity, as well as continuing cash flows from operating activities will be sufficient to meet our current and future operating needs for at least the next 12 months from the date of filing of this report.

In line with our objectives, we anticipate that our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies through our CrossingBridge operations segment. Our management regularly reviews various factors to determine whether we have capital in excess of that required for our business, and the appropriate uses of any such excess capital.

The aging of accounts receivable as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022

Current	$948,975	$741,363
30 - 60 days	4,216	3,275
60+ days	2,024	-
Total	$955,215	$744,638

We have no material capital expenditure requirements.

Cash Flow Analysis

Cash Flows from Operating Activities

We reported $2,542,729 of net cash provided by operating activities for the nine-month period ended September 30, 2023. The realized gain on the note receivable, an increase in accrued compensation expenses, amortization and depreciation expenses, and an increase in accounts receivable represented significant adjusting items to cash flows generated through operations. During the nine-month period ended September 30, 2022, we reported $2,496,503 of net cash provided by operating activities, which was primarily attributed to an increase in accrued compensation expenses, stock based compensation expenses, other income related to the W-1 Warrant mark-to-market adjustment, and net income generated for the period.

Cash Flows from Investing Activities

We reported $3,910,927 of net cash used in investing activities for the nine-month period ended September 30, 2023. This was primarily related to a net increase in investments, an investment made in a private company, and the purchase of preferred stock and warrants during the current period. During the nine-month period ended September 30, 2022, we reported $11,967,639 of net cash provided by investing activities, which was attributed to cash received pursuant to the Business Combination as well as a net decrease in investments for the period.

Cash Flows from Financing Activities

We reported $261,919 of net cash flows used in financing activities for the nine-month period ended September 30, 2023. This was primarily related to the payment of earn-outs related to the RiverPark Strategic Income Fund transaction during the period. During the nine-month period ended September 30, 2022, we reported $4,051,247 of net cash used in financing activities, which was attributed to a decrease in the due to affiliate amount and distributions paid during the period, offset by cash proceeds received pursuant to the issuance of Class A Common Stock.

Summary Discussion of Critical Accounting Estimates

The interim condensed consolidated financial statements included in this report were prepared in accordance with U.S. generally accepted accounting principles, which requires management to make estimates, assumptions and judgments that affect various matters, including our reported amounts of assets and liabilities in our condensed consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual results could materially differ from these estimates.

The SEC defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to current facts and circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. See Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of our significant accounting policies. For a discussion of our accounting estimates considered critical see the “Summary Discussion of Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

As disclosed under “Earn-Out Liability” in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, contingent payment obligations related to asset purchases, if estimable and probable of payment, are initially recorded at their estimated value. When the contingency is ultimately resolved, any additional contingent consideration issued or issuable over the amount that was initially recognized as a liability is considered an additional cost of the acquisition. These additional costs would then be allocated to the qualifying assets on a relative fair value basis. See Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information. Pursuant to the RiverPark Agreement, we entered into an earn-out arrangement in which CBA shall pay an amount approximately equal to 50% of RiverPark Fund’s management fees (as set forth in RiverPark Fund’s prospectus) to RiverPark (the prior adviser) and Cohanzick (the prior sub-adviser) for a period of three years after closing on May 12, 2023, and pay an amount approximately equal to 20% of the RiverPark Fund’s management fees in the fourth and fifth years after closing as set forth in the RiverPark Agreement. Management’s initial estimate of fair value of the earn-out liability was calculated based on the terms of the earn-out arrangement and the AUM of the RiverPark Fund at the time of closing on May 12, 2023. As the future AUM of the RiverPark Fund is subject to fluctuation, the amount of contingent consideration ultimately paid could vary from management’s initial estimate, representing a critical accounting estimate. As of September 30, 2023, this liability is reported in total at $1,755,870 on our condensed consolidated balance sheets.

Except as described above, there have been no material changes to our critical accounting estimates from those disclosed in our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting as set forth below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

Material Weaknesses in Internal Controls

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

As a result of our evaluations, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2023:

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

During the year ended December 31, 2022, as a result of the closing of the Merger, we were afforded additional personnel resources that can now be integrated into our internal control processes. We are actively working to restructure our historical internal controls over financial reporting to leverage these resources accordingly. We continue to make efforts to reinforce our internal control environment by engaging third-party consultants to review the accounting and related disclosures for transactions that management and the board of directors determine to be particularly complex and maintaining strict document retention policies and procedures that allow for full visibility of all financial statements and schedules by all of our managers and officers.

In response to the identified material weaknesses, we are developing a phased approach that is intended to increase the effectiveness of the design and operation of our financial reporting controls and processes. In the first phase, we expect to work with a third-party professional consultant to prepare formal documentation for our internal controls over financial reporting, which may include an entity level controls assessment, an IT general controls assessment, and process area flowcharts where necessary. In the second phase, we expect to use our control documentation to identify ineffectively designed and/or control gaps and work to remediate them. Finally, in phase three, we expect to design a systematic monitoring plan to sufficiently test our new key controls over the course of future reporting periods. As of the period ended September 30, 2023, the Company is continuing its work on the first phase of this approach. Notwithstanding the foregoing, there is no guarantee that we will be successful in completing this multi-phased approach and remediating the material weaknesses.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-month period ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and regardless of outcome, litigation and other legal proceedings may have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of the date of filing this report, there is no material pending legal proceeding to which we are a party or of which any of our property is the subject, and we are not aware of any material proceeding against us contemplated by any governmental authority.

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

On April 12, 2016, Enterprise Diversified filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), Enterprise Diversified’s former CEO and director (prior to December 14, 2015) and an owner of record of Enterprise Diversified’s common stock, alleging, among other things, that the Former CEO engaged in, and caused Enterprise Diversified to engage in, to its detriment, a series of unauthorized and wrongful related party transactions, including: causing Enterprise Diversified to borrow certain amounts from the Former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest; converting certain funds of Enterprise Diversified for personal rent payments to the Former CEO; commingling in land trusts certain real properties owned by Enterprise Diversified and real properties owned by the Former CEO; causing Enterprise Diversified to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO; causing Enterprise Diversified to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive, and making real estate tax payments thereon for the personal benefit of the Former CEO; converting to the Former CEO and/or absconding with five motor vehicles owned by Enterprise Diversified; causing Enterprise Diversified to pay real property and personal property taxes on numerous properties owned personally by the Former CEO; causing Enterprise Diversified to pay personal credit card debt of the Former CEO; causing Enterprise Diversified to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO; and causing Enterprise Diversified to pay the Former CEO’s personal automobile insurance. The lawsuit was tried to a jury in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia) in September 2023, and the jury returned a unanimous verdict in favor of Enterprise Diversified and against Frank Erhartic, Jr. On September 25, 2023, the Court entered a civil judgment in favor of Enterprise Diversified in the amount of $243,423, plus interest in the amount of 6% per year until the judgement is paid in full. Mr. Erhartic filed a Notice of Appeal on October 17, 2023.  On October 30, 2023, Enterprise Diversified filed a Motion to Dismiss the appeal which is pending.

Item 1A.	Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

(a)       None.

(b)       None.

(c)       The Company is not required to provide the information required by this item in this report as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Amendment No. 3 to Registration Rights Agreement dated as of August 1, 2023 by and among ENDI Corp., Cohanzick Management, LLC and the parties listed on the signature page thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. This exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDI Corp.

Date: November 13, 2023	/s/ David Sherman
David Sherman
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	/s/ Alea Kleinhammer
Alea Kleinhammer
Chief Financial Officer
(Principal Financial and Accounting Officer)

-40-