Form 10-K
period 2023-12-31
ENDI Corp.
filed 2024-04-01
CIK 1908984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $0.0001 par value*

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $6,818,035.

The number of shares outstanding of the registrant’s Class A Common Stock, $0.0001 par value, as of March 29, 2024 is 5,468,133 and the number of shares outstanding of the registrant’s Class B Common Stock, $0.0001 par value, as of March 29, 2024 is 1,800,000.

*Removed from registration under Section 12(g) of the Exchange Act pursuant to Form 15 filed by the registrant on January 12, 2024

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA AND TRADEMARKS

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

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Accordingly, you should not place undue reliance on any forward-looking statement. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Therefore, you should not rely on the forward-looking statements contained in this Annual Report on Form 10-K as representing our views as of any date after the date of this report. We qualify all of our forward-looking statements by these cautionary statements.

This Annual Report on Form 10-K may include market data and industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles, and surveys. Industry surveys, publications, consultant surveys, and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data and forecasts from third-party sources.

All brand names or trademarks appearing in this report are the property of their respective owners. Solely for convenience, trademarks and trade names used in this report may be referred to without the symbols “®” and “™”, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

INTRODUCTORY NOTE

ENDI Corp. (“ENDI”) was incorporated in Delaware on December 23, 2021. On August 11, 2022 (the “Closing Date”), the Company (as defined herein) completed its mergers (the “Mergers”) pursuant to that certain Agreement and Plan of Merger dated December 29, 2021 (as amended, the “Merger Agreement”) by and among ENDI, Enterprise Diversified, Inc. (“Enterprise Diversified”), Zelda Merger Sub 1, Inc., Zelda Merger Sub 2, LLC, CrossingBridge Advisors, LLC (“CrossingBridge” or “CBA”) and Cohanzick Management, LLC (“Cohanzick”). As a result of the Mergers, Enterprise Diversified and CrossingBridge merged with wholly-owned subsidiaries of ENDI and now operate as wholly-owned subsidiaries of the Company. The Company is the successor registrant to Enterprise Diversified’s SEC registration effective as of the Closing Date of the Mergers.

The reporting periods covered by this Annual Report on Form 10-K for the year ended December 31, 2023 reflect the standalone business of CrossingBridge prior to the Closing Date of the Mergers and the consolidated business of the Company, including CrossingBridge and Enterprise Diversified, as of and after the Closing Date.

On the Closing Date, Enterprise Diversified and CrossingBridge became wholly-owned subsidiaries of ENDI as a result of the Mergers (collectively with the other transactions described in the Merger Agreement, the “Business Combination”). The Business Combination is accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, with CrossingBridge representing the accounting acquiror. Following Financial Accounting Standards Board guidance related to the accounting for reverse acquisitions, CrossingBridge’s historical carve-out financial statements replaced the Company’s (as the successor registrant to Enterprise Diversified) historical financial statements. Accordingly, the capital structure and per-share amounts presented in CrossingBridge’s historical carve-out financial statements for the periods prior to the Closing Date were recast to reflect the capital activity in accordance with the Merger Agreement.

The CrossingBridge carve-out for activity prior to the Closing Date is part of the Cohanzick financial statements. Prior to the consummation of the Mergers, CBA was a 100%, wholly-owned subsidiary of Cohanzick. The historical financial carve-out statements of CBA reflect the assets, liabilities, revenue, and expenses directly attributable to CBA, as well as allocations deemed reasonable by management, to present the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA on a stand-alone basis and do not necessarily reflect the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA in the future or what they would have been had CBA been a separate, stand-alone entity during the periods presented that include activity prior to the Closing Date.

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

PART I

ITEM 1. BUSINESS

Overview

During the year ended December 31, 2023, ENDI Corp. operated through the following four reportable segments:

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

Mergers

On the Closing Date, the Company completed the Mergers pursuant to the Merger Agreement. As a result of the Mergers, Enterprise Diversified and CrossingBridge merged with wholly-owned subsidiaries of ENDI and now operate as wholly-owned subsidiaries of the Company. See “Introductory Note” for additional information.

Deregistration

As previously disclosed on our Current Report on Form 8-K filed on January 12, 2024, we have filed a Form 15 certifying the deregistration of our Class A common stock under Section 12(6) of the Exchange Act and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act.

Products and Services

CrossingBridge Operations

CrossingBridge Advisors, LLC (“CBA”) was formed as a limited liability company on December 23, 2016, under the laws of the State of Delaware. CBA derives its revenue and net income from investment advisory services. CBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and it provides investment advisory services to investment companies (including mutual funds and exchange-traded funds (“ETFs”)) registered under the Investment Company Act of 1940, as amended (“1940 Act”), both as an adviser and as a sub-adviser. CBA also manages an Undertaking for the Collective Investment in Transferable Securities (“UCITS”) fund, within the Universal Investment Ireland UCITS Platform ICAV, an umbrella Irish Collective Asset-management Vehicle with segregated liability between sub-funds authorized pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations, 2011, as amended from time to time.

On November 18, 2022, CBA entered into a Purchase and Assignment and Assumption Agreement, as amended on December 28, 2022 with RiverPark Advisors, LLC and Cohanzick (as amended, the “RiverPark Agreement”) pursuant to which RiverPark Advisors, LLC intended to sell to CBA certain assets and CBA intended to assume certain liabilities, including certain rights and responsibilities under the RiverPark Advisory Agreement (as defined in Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and the RiverPark Expense Limitation Agreement (as defined in Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) relating to the provision of investment advisory services for the mutual fund known as RiverPark Strategic Income Fund (“RSIIX”), subject to certain terms and conditions set forth in the agreement. The transactions contemplated by such agreement closed on May 12, 2023. See Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information. Since the RiverPark Agreement was announced on November 28, 2022, which proposed CBA assuming the role as the adviser to the RiverPark Strategic Income Fund, RSIIX has grown by approximately $188 million, or approximately 100%, with ending AUM as of December 31, 2023 totaling approximately $376 million.

On the Closing Date, CrossingBridge entered into a Services Agreement (the “Services Agreement”) with Cohanzick pursuant to which CrossingBridge will make available to Cohanzick certain of its employees to provide investment advisory, portfolio management and other services to Cohanzick and, through Cohanzick, to Cohanzick’s clients. Any such individuals will be subject to the oversight and control of Cohanzick, and any services so provided to Cohanzick or a client of Cohanzick will be provided by such CrossingBridge employees in the capacity of a supervised person of Cohanzick. Cohanzick additionally may use the systems of CrossingBridge or its affiliates for its daily operations; provided that appropriate policies, procedures and other safeguards are established to assure that (a) the books and records of each of CrossingBridge and Cohanzick are created and maintained in a manner so as to be clearly separate and distinct from those of the other person and the clients of such person, and (b) confidential client and/or other material non-public information relating to the investment advisory activities of CrossingBridge or Cohanzick, as applicable, or other proprietary information regarding either such person or its clients, is safeguarded and maintained for the benefit of such person. As consideration for its services, Cohanzick will pay CrossingBridge a quarterly fee equal to 0.05% per annum of the monthly weighted average assets under management during such quarter with respect to all clients for which the Cohanzick has full investment discretion. Cohanzick and CrossingBridge will also split the payment of certain costs of other systems which use is shared between the Cohanzick and CrossingBridge. The Services Agreement shall continue until terminated pursuant to its terms.

On October 23, 2023, CrossingBridge Advisors launched a UCITS fund, the CrossingBridge Low Duration High Income Fund (the “CB UCITS Fund”), as a global expansion of CrossingBridge’s product offering. The CB UCITS Fund was launched as a sub-Fund within the Universal Investment Ireland UCITS Platform ICAV, in order to leverage their operational and administrative infrastructure. The CB UCITS Fund was designed to be managed substantially similar to the CrossingBridge Low Duration High Yield Fund, however, there will be differences between the two funds as a result of specific UCITS regulations and the timing and size of capital flows. CrossingBridge believes that there is reasonable demand for the CB UCITS Fund throughout Europe, the Middle East, and South America.

As of December 31, 2023, CBA serves as an adviser to its five proprietary products, manager to one proprietary product, and sub-adviser to two additional products. As of December 31, 2023, the assets under management (“AUM”) for CBA, including advised, managed, and sub-advised funds, were in excess of $1.8 billion. The investment strategies for CBA include: ultra-short duration, low duration high yield, strategic income, responsible credit, and special purpose acquisition companies (“SPACs”). These strategies primarily employ investment grade and high yield corporate debt, as well as credit opportunities in event-driven securities, post reorganization investments, and stressed and distressed debt. Details of CBA’s products are included below:

Product Name	Ticker Symbol	Inception Date	Advisory Role	AUM as of December 31, 2023 (in dollars)
CrossingBridge Low Duration High Yield Fund	CBLDX	January 31, 2018	Adviser	649,524,598
CrossingBridge Ultra-Short Duration Fund	CBUDX	June 30, 2021	Adviser	100,199,722
RiverPark Strategic Income Fund	RSIIX	September 30, 2013*	Adviser	376,111,942
CrossingBridge Responsible Credit Fund	CBRDX	June 30, 2021	Adviser	30,739,929
CrossingBridge Pre-Merger SPAC ETF	SPC	September 20, 2021	Adviser	67,937,047
CrossingBridge Low Duration High Income Fund (UCITS)	CBIUIUS ID	October 23, 2023	Manager	58,625,855
Destinations Low Duration Fixed Income Fund	DLDFX	March 20, 2017	Sub-adviser	233,291,769
Destinations Global Fixed Income Opportunities Fund	DGFFX	March 20, 2017	Sub-adviser	326,954,343

*CrossingBridge became the adviser to the RiverPark Strategic Income Fund as of the close of business on May 12, 2023 pursuant to that certain Purchase and Assignment and Assumption Agreement dated as of November 18, 2022 and subsequently amended on December 28, 2022, by and between CBA, RiverPark Advisors, LLC and Cohanzick.

CBA’s investment strategies with associated advised, managed, and sub-advised mutual funds, UCITS, and the ETF are as follows:

Ultra-Short Duration Strategy

●	Primarily invest in investment grade fixed income securities with an ultra-short portfolio duration target of typically one or less.

○	CrossingBridge Ultra-Short Duration Fund is advised.

Low Duration Strategy

Low Duration High Yield
●	Primarily invest in below investment grade fixed income securities with a short portfolio duration target of three or less.

○	CrossingBridge Low Duration High Yield Fund is advised.
○	CrossingBridge Low Duration High Income Fund (UCITS) is managed.
○	Destinations Low Duration Fixed Income Fund is sub-advised.

Pre-Merger SPACs
●	Primarily invest in purchasing common stock and units of SPACs that are trading at or below their pro rata share of the collateral trust account with the intent of disposing the shares prior to a business combination.
●	Aims to capture the fixed income nature of pre-merger SPACs along with the potential equity upside that they present.

○	CrossingBridge Pre-Merger SPAC ETF is advised.
○	Other CrossingBridge investment strategies may employ pre-merger SPACs as part of their portfolios.

Strategic Income Strategy

●	A flexible investment and duration mandate without restrictions as to issuer credit quality, capitalization, or security maturity.

○	RiverPark Strategic Income Fund is advised.
○	Destinations Global Fixed Income Opportunities Fund is sub-advised.

Responsible Investing Strategy

●	Primarily invest in corporate debt of issuers that portray a mindfulness toward environment, social, and governance (“ESG”) practices. The strategy has a flexible investment and duration mandate without restrictions as to issuer credit quality, capitalization, or security maturity. Further, the strategy may have concentrated holdings.

●	CBA uses its “responsible investing criteria” (i.e., specific exclusionary and inclusionary criteria based on ESG standards) when making investment decisions for this strategy. To the extent an issuer’s business generates 10% or more of its revenues from certain businesses considered by CBA to be incompatible with its ESG criteria, then such business will be deemed “primarily engaged” in such business and excluded from the portfolio. CBA’s ESG criteria excludes issuers primarily engaged in weapons, tobacco, alcohol, gambling, pornography, and other related categories. After applying the initial exclusionary screen, CBA applies an inclusionary screen based on environmental objectives (such as reduction of carbon emissions), social objectives (such as treating all constituencies in a proper and ethical manner) and governance objectives (such as diversification of backgrounds, skills, and philosophy among an issuers board or executive officers). CBA utilizes a proprietary matrix to measure an issuer’s ESG engagement. CBA’s proprietary matrix sets a minimum threshold level that must be achieved for an issuer’s securities or other instruments to satisfy the fund’s responsible investing criteria. Ratings are based on positive and negative attributes, both of which can have an impact on the final score given to an issuer. CBA sources information relating to its responsible investing criteria from publicly-available resources such as financial filings, presentations, news articles, and management discussions. CBA monitors an issuer’s conformity to its responsible investing criteria and each holding is formally reviewed by CBA at least annually.

○	CrossingBridge Responsible Credit Fund is advised.

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

Willow Oak Operations

Beginning on August 12, 2022, the start of the post-Merger period (“Post-Merger”), the Company operates its Willow Oak operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

Willow Oak is an asset management platform focused on partnering with independent asset managers throughout various phases of their firm’s lifecycle to provide comprehensive operational services that support the growth of their businesses. Through minority ownership stakes and bespoke service-based contracts, Willow Oak offers affiliated managers strategic consulting, operational support, and growth opportunities. Services to date include consulting, investor relations and marketing, accounting and bookkeeping, compliance program monitoring, and business development support. The Company intends to actively expand its Willow Oak platform and services to independent managers across the investing community.

Willow Oak earns revenue through three main product channels: (i) revenue fee shares with investment firms; (ii) bespoke service-based contracts with investment firms; and (iii) consulting service agreements with private partnerships. The suite of services that Willow Oak offers investment firms includes business development and operations management, compliance monitoring, investor relations and marketing, accounting and bookkeeping, and ongoing fund management. Consulting services offered directly to private partnerships include administrative coordination, compliance program monitoring and tax and audit liaison services.

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

Through its consulting service agreements, Willow Oak and its affiliates earn a monthly fee from its independent asset firm clients as well as its private partnership clients.

During the year ended December 31, 2023, Willow Oak entered into three new fund management services agreements and one consulting services agreement with independently managed investment firms to provide ongoing consulting, investor relations and marketing, accounting and bookkeeping, compliance program monitoring, and business development support services.

Internet Operations

Beginning Post-Merger, the Company operates its internet operations segment through Sitestar.net, its wholly-owned subsidiary.

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

Enterprise Diversified, Inc.

On June 12, 2023, through Enterprise Diversified, Inc. (“Enterprise Diversified”), and again on October 31, 2023, we invested $172,512 and $190,148, respectively, in a commodity-based limited partnership managed by a third-party general partner. The general partner is entitled to certain management fees and profit allocations and our investment is subject to a two-year lockup from the date of the initial investment. As of the year ended December 31, 2023, this investment is carried at its reported net asset value (“NAV”) of $348,815. During the year ended December 31, 2023, we recognized $13,845 of net investment losses related to this investment. No comparable activity exists for the year ended December 31, 2022.

On July 14, 2023, through Enterprise Diversified, we invested $500,000 in a private placement transaction for which we received 500 restricted preferred shares of a private company issuer as well as 100,000 warrants of the issuer’s public parent company. Neither the preferred shares nor the warrants are registered or freely tradable and are currently subject to further transfer limitations. The preferred shares have a liquidation preference equal to the fair market value of the consideration paid at issuance, plus accrued and unpaid dividends. All dividends are payable quarterly in arrears. Each warrant entitles the holder to acquire one subordinate voting share of common stock of the issuer’s parent. Our investment does not provide a controlling interest in the issuer or the issuer’s parent. The investment in the preferred shares is carried at its cost basis of $500,000 as of December 31, 2023, with dividend income recognized quarterly pursuant to the terms of the restricted preferred shares. The investment in the warrants is carried at the most recent publicly traded price with a 20% marketability discount applied to account for the lack of registration and transfer restrictions on the warrants, which totals $62,400 as of December 31, 2023. During the year ended December 31, 2023, we recognized $62,400 of net investment income and $34,931 of dividend income related to this investment. No comparable activity exists for the year ended December 31, 2022.

On November 17, 2023, through Enterprise Diversified, we invested $250,250 in a blank-check company formed for the purpose of acquiring one or more businesses contemplated pursuant to a registration statement in connection with an initial public offering. We received an aggregate of 25,000 placement units of the corporation, at $10.00 per unit, for an aggregate purchase price of $250,000. Each placement unit is currently intended to consist of one ordinary share, par value $0.0001 per share, of the corporation, and one-half of one redeemable warrant. Each whole warrant is intended to entitle the holder thereof to purchase one ordinary share at a price of $11.50 per share. Additionally, we received an aggregate of 50,000 ordinary shares at approximately $0.005 per share, for an aggregate purchase price of $250.00. As of December 31, 2023, as no initial public offering has been completed, this investment is carried at its cost basis.

eBuild Ventures, LLC

Pursuant to the Merger Agreement, the Company was transferred interests of eBuild Ventures, LLC (“eBuild”) on the Closing Date. eBuild acquires, or provides growth equity to, consumer product businesses in the digital or brick and mortar marketplaces.

On September 8, 2022, through eBuild, we made a capital contribution of $450,000, representing approximately a 10% ownership stake, in a start-up phase private company that operates in the consumer beverage product space. This investment is valued using the equity method, which totals $301,154 as of December 31, 2023. During the year ended December 31, 2023, the Company reported a loss of $148,846 through its application of the equity method on eBuild’s investment.

On March 16, 2023, through eBuild, we made a conditional shareholder contribution of $955,266 and were issued approximately a 3% ownership stake in a private company that operates in the consumer products e-commerce space fulfilled by Amazon. This investment was carried at its cost basis of $955,266 as of December 31, 2023. Subsequent to December 31, 2023, the private company redeemed the contribution in full.

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

On January 9, 2023, Enterprise Diversified was issued a second amended and restated promissory note by Triad DIP Investors, LLC. Amended terms to the promissory note include an increase in the interest rate from 12% to 18% per annum, with unpaid historical accrued interest and future monthly accrued and unpaid interest to be capitalized and added to the then-outstanding principal balance on the last business day of each month. Further, the maturity date of the note was extended from December 31, 2022 to April 30, 2023, with early payoff permitted. Also during the three-month period ended March 31, 2023, Triad notified the Company that it was able to secure a new financing resource that was not previously available. On April 27, 2023, the Company received repayment of the full historical principal balance and accrued interest related to the second amended and restated promissory note receivable, which was greater than the Company’s historical recorded carrying amount of $50,000 as of December 31, 2022. Given these developments, the Company recognized $334,400 of other income related to the realized gain on the note receivable, which is included in the consolidated statements of operations for the year ended December 31, 2023.

As of December 31, 2023, the Company attributed no value to its shares of Triad Guaranty, Inc. common stock held due to the stocks’ general lack of marketability.

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

During the year ended December 31, 2023, through Enterprise Diversified under the other operations segment, the Company invested $1,200,000 into CrossingBridge’s then newly acquired RiverPark Strategic Income Fund.

The Company also routinely invests in the CrossingBridge Pre-Merger SPAC ETF through its other operations segment as well, which as of December 31, 2023, totaled $369,837.

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

Notwithstanding the foregoing, management is not aware of any direct competitors who offer the same level of integrated and comprehensive operational support to independent asset managers throughout all phases of their business lifecycle as competing third-party service providers are more specialized in their services, focusing on a single area such as fund administration, compliance, marketing consulting, or outsourced Chief Financial Officer solutions as a standalone service. We believe that Willow Oak’s success relies on our ability to partner with a variety of investment firms, attract and retain key personnel, and provide a comprehensive and competitive service offering for investment firms.

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

As of March 29, 2024, CrossingBridge owns trademark registrations with the U.S. Patent & Trademark Office (“USPTO”) of CROSSINGBRIDGE and the CrossingBridge logo. In addition, the Company owns trademark registrations with the USPTO of ENDI and the ENDI logo.

In addition, we reserve and register domain names when and where we deem appropriate. As of March 29, 2024, we owned 240 registered domain names.

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

Employees

As of March 29, 2024, we employed 15 full-time individuals (11 through the CrossingBridge segment, one through the Willow Oak segment, one through the internet segment, and two through the other operations segments) and no part-time employees. We also utilize outside contractors as necessary to assist with consulting, technical support, and customer service. Our employees are not unionized, and we consider relations with employees to be good.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company’s cybersecurity program has direct involvement from senior management and all employees. Our business operations and relationships with our customers are reliant on technology, and any failure or disruption in our technological systems could have significant negative impacts on our business.

We monitor our information systems for cybersecurity incidents, assess and identify any perceived risks and/or vulnerabilities, and escalate incidents according to Company procedures.  Incidents classified to a level that may significantly impact the Company are escalated to senior management for monitoring and action if necessary.

Each operating segment oversees and manages their own risk monitoring and mitigation processes in order to ensure segment-specific risks are properly identified and addressed. Operating segments regularly collaborate to facilitate the risk monitoring and mitigation processes and to ensure the policies and procedures for our information security program are integrated into our overall risk management assessment.

Governance

Our executive officers report material cybersecurity incidents to the Board of Directors. Management provides cyber related legal, regulatory, compliance, risk, and relevant industry and internal threat updates to the Board of Directors as needed. The updates provide information regarding the state of the Company’s information security program, the nature, timing and extent of cybersecurity incidents, if any, and the Company’s resolution to such matters.

ITEM 2. PROPERTIES

The Company’s principal office is located at 2400 Old Brick Road, Suite 115, Glen Allen, Virginia 23060. The Company leases its office space for $1,300 per month pursuant to a membership agreement. The membership agreement terminates on April 30, 2024, unless terminated earlier or otherwise extended pursuant to the terms thereof. The principal office of our CrossingBridge operations segment is located at 427 Bedford Road, Suite 220, Pleasantville, New York 10570. The Company currently leases such office space for $5,874 per month, subject to adjustment, pursuant to a license agreement which terminates on August 10, 2024; provided, however, the term of such agreement will automatically renew for subsequent one-year terms unless otherwise earlier terminated pursuant to the terms thereof. In addition to the foregoing, the Company also owns interests in two undeveloped lots located in Roanoke, Virginia. The Company believes that its existing facilities are suitable and adequate to meet its current needs. The Company may add new facilities or expand existing facilities as it adds employees, and it believes that suitable additional or substitute space will be available as needed to accommodate any such expansion of its operations.

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

The lawsuit was tried to a jury in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia) in September 2023, and the jury returned a unanimous verdict in favor of Enterprise Diversified and against Frank Erhartic, Jr. On September 25, 2023, the Court entered a civil judgment in favor of Enterprise Diversified in the amount of $243,423, plus interest in the amount of 6% per year until the judgement is paid in full. Mr. Erhartic filed a Notice of Appeal on October 17, 2023, which is pending.

On November 27, 2023, Enterprise Diversified initiated a civil action in Nevada to domesticate the Judgment to execute on the Former CEO’s stock in Enterprise Diversified. Following a statutorily required stay of execution, on February 13, 2024, Enterprise Diversified filed a request with the court to require the Former CEO to deliver his shares to Enterprise Diversified, or in the alternative, to allow Enterprise Diversified to issue new shares. Upon the Nevada Court’s determination to grant Enterprise Diversified’s request, and once in possession of the shares, Enterprise Diversified will be entitled to execute on the shares to satisfy amounts owed under the Judgment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is quoted  on the OTCQB tier of the OTC Markets Group, Inc. (“OTC Markets”) under the symbol “ENDI” under the OTC Market’s SEC reporting method. On January 12, 2024, we filed a Form 15 certifying the deregistration of our Class A common stock under Section 12(g) of the Exchange Act and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act. Once the Company’s deregistration is effective, approximately 90 days after the submission of its Form 15, the Company will continue to be quoted on the OTCQB tier under OTC Market’s alternative reporting method. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Our Class B Common Stock is not listed on any stock exchange nor traded on any public market.

Stockholders

As of March 29, 2024, we had approximately 64 stockholders of record of our Class A Common Stock. The actual number of holders of our Class A Common Stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of March 29, 2024, we had one stockholder of record of our Class B Common Stock.

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

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to provide readers of our financial statements with information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related footnotes as of and for the year ended December 31, 2023 appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Item 1A of Part I of this report and other reports we file with the SEC from time to time. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or restructuring results in less comparable financial performance. As a result of the Business Combination that was consummated on August 11, 2022, and the determination that the Business Combination would be accounted for as a reverse acquisition, historic activity prior to the Closing Date for the year ended December 31, 2022 represents only the financial activity of CrossingBridge Advisors, LLC. Activity as of and after the Closing Date presented for and as of the years ended December 31, 2023 and 2022, includes CrossingBridge financial activity, which has been consolidated with the activity of Enterprise Diversified, Inc. and its subsidiaries as of August 11, 2022 through the year ended December 31, 2023. All amounts are in U.S. dollars, unless otherwise noted.

Overview

During the year ended December 31, 2023, ENDI Corp. operated through the following four reportable segments:

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

Deregistration

On January 12, 2024, we filed a Form 15 certifying the deregistration of our Class A common stock under Section 12(6) of the Exchange Act and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act.

Summary of Financial Performance

Stockholders’ equity increased from $20,382,693 at December 31, 2022 to $23,113,090 at December 31, 2023. This change was primarily attributed to net income earned by the Company’s operating segments during the current year. During the year ended December 31, 2023, the CrossingBridge operations segment generated $3,489,210 of net income, the internet operations segment generated $253,446 of net income, the Willow Oak operations segment generated $215,854 of net loss, and the other operations segment generated $997,251 of net loss. Corporate expenses for the year ended December 31, 2023 included in the net loss from other operations totaled $1,666,022. Total comprehensive net income for all segments for the year ended December 31, 2023 was $2,529,551.

Balance Sheet Analysis

This section provides an overview of changes in our assets, liabilities, and stockholders’ equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements included elsewhere in this Annual Report on Form 10-K. The table below provides a balance sheet summary as of the end of the periods presented and is designed to provide an overview of the balance sheet changes as of the years ended December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$8,983,190	$10,690,398
Investments in securities, at fair value	7,715,075	5,860,688
Accounts receivable, net	1,064,413	744,638
Goodwill	737,869	737,869
Intangible assets, net	3,155,290	1,223,926
Investments in private companies, at cost	1,455,266	-
Investment in limited partnership, at net asset value	348,815	-
Investment in private company, equity method	301,154	450,000
Investment in special purpose acquisition company, at cost	250,250	-
Investment in warrants, at fair market value	62,400	-
Deferred tax assets, net	1,149,351	1,441,234
Other assets	293,915	322,742
Total assets	$25,516,988	$21,471,495

Liabilities and Stockholders’ Equity
Accounts payable	$5,856	$71,306
Accrued compensation	-	23,342
Accrued expenses	305,065	260,185
Deferred revenue	147,039	156,859
Earn-out liability	1,427,212	-
Class W-1 Warrant and redeemable Class B Common Stock	464,000	576,000
Other liabilities	54,726	1,110
Total liabilities	2,403,898	1,088,802
Total stockholders’ equity	23,113,090	20,382,693
Total liabilities and stockholders’ equity	$25,516,988	$21,471,495

As of December 31, 2023, we reported a decrease in cash and cash equivalents of $1,707,208 which was primarily the product of an increase in investments in securities, at fair value, of $1,854,387. We also reported an increase in net intangible assets of approximately $1,931,364, an increase in investments in private companies, at cost, of $1,455,266, and an increase in investment in limited partnership, at net asset value, of $348,815 compared to December 31, 2022. As of December 31, 2023, we also reported an increase in earn-out liabilities of $1,427,212 compared to December 31, 2022. Changes in net intangible assets and earn-out liabilities were primarily the product of the RiverPark Strategic Income Fund transaction with the remainder of the changes primarily attributed to the result of operating and investing activities that management consider to be within our normal course-of-business during the year ended December 31, 2023.

Results of Operations

CrossingBridge Operations

Revenue attributed to the CrossingBridge operations segment for the year ended December 31, 2023 was $8,678,783, representing an increase of $1,407,451 compared to the year ended December 31, 2022. This increase was primarily due to revenue attributed to CBA’s Services Agreement with Cohanzick, which did not commence until August 2022, and additional management fees earned from the RiverPark Strategic Income Fund, which was purchased in May 2023. The increase in revenue was offset by an increase of $1,263,664 in operating expenses, which totaled $5,261,667 for the year ended December 31, 2023. The increase in operating expenses for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily associated with an increase in employee compensation expenses, amortization expenses, and professional fees. Net profit margin decreased to 40% for the year ended December 31, 2023 from 45% for the year ended December 31, 2022. This was largely due to the relative increase in operating expenses year over year.

Compensation and related costs are typically comprised of salaries, bonuses, and benefits. Salary compensation and bonuses are generally the largest expenses for the CBA operations segment. Bonuses are subjective and based on individual performance, the underlying funds’ performance, and profitability of the Company, as well as the consideration of future outlook. Compensation and related costs increased by approximately $627,000 for the year ended December 31, 2023, compared to the year ended December 31, 2022. These increases were due to salary increases that took effect at the beginning of the current year, an increase in annual bonus amounts, and the hiring of an additional employee during the current year. Compensation expenses can fluctuate period over period as management evaluates investment performance, individual performance, Company performance, and other factors.

Further, increases in amortization expenses for the CrossingBridge operations segment are the product of intangible assets recorded pursuant to the RiverPark Strategic Income Fund transaction, which closed during May 2023, and increases in professional fees are the product of legal and consulting fees incurred as part of new product research and development.

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

CBA’s revenues are highly dependent on both the value and composition of AUM. The following is a summary of CBA’s AUM by product and investment strategy as of December 31, 2023 and December 31, 2022.

Assets Under Management by Product	December 31, 2023	December 31, 2022	% Change
(in millions, except percentages)
Advised funds	1,283	614	109.0%
Sub-advised funds	560	664	(15.7)%
Total AUM	1,843	1,278	44.2%

Assets Under Management by Investment Strategy	December 31, 2023	December 31, 2022	% Change
(in millions, except percentages)
Ultra-Short Duration	100	81	23.5%
Low Duration	1,009	829	21.7%
Responsible Investing	31	23	34.8%
Strategic Income	703	345	103.8%
Total AUM	1,843	1,278	44.2%

CrossingBridge Low Duration High Yield Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
4Q 2022	544,808,751	64,535,197	(171,525,452)	9,774,294	447,592,790
1Q 2023	447,592,790	136,950,544	(47,248,479)	6,961,617	544,256,472
2Q 2023	544,256,472	73,497,502	(57,721,948)	8,557,702	568,589,728
3Q 2023	568,589,728	74,359,065	(47,683,277)	10,190,130	605,455,646
4Q 2023	605,455,646	94,221,882	(65,932,061)	15,779,131	649,524,598

CrossingBridge Ultra-Short Duration Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
4Q 2022	68,217,081	19,355,710	(7,395,986)	1,101,691	81,278,496
1Q 2023	81,278,496	14,713,171	(7,428,835)	860,680	89,423,512
2Q 2023	89,423,512	5,804,730	(7,026,250)	1,020,039	89,222,031
3Q 2023	89,222,031	11,258,332	(7,246,212)	1,525,681	94,759,832
4Q 2023	94,759,832	10,304,718	(6,510,438)	1,645,610	100,199,722

RiverPark Strategic Income Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
2Q 2023	241,973,732	40,372,611	(24,849,475)	8,154,583	265,651,451
3Q 2023	265,651,451	124,482,080	(23,665,750)	4,751,326	371,219,107
4Q 2023	371,219,107	48,521,018	(55,778,526)	12,150,343	376,111,942

CrossingBridge Responsible Credit Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
4Q 2022	21,162,608	3,378,563	(1,884,885)	429,010	23,085,296
1Q 2023	23,085,296	1,948,211	(2,030,345)	441,004	23,444,166
2Q 2023	23,444,166	3,218,353	(1,741,322)	110,993	25,032,190
3Q 2023	25,032,190	2,610,494	(1,149,249)	758,471	27,251,906
4Q 2023	27,251,906	6,697,533	(3,952,230)	742,721	30,739,930

CrossingBridge Pre-Merger SPAC ETF (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
4Q 2022	63,311,525	1,660,044	(4,173,316)	1,029,348	61,827,601
1Q 2023	61,827,601	4,146,350	(1,678,392)	1,133,484	65,429,043
2Q 2023	65,429,043	5,294,435	(7,199,642)	1,067,438	64,591,274
3Q 2023	64,591,274	3,449,665	-	940,772	68,981,711
4Q 2023	68,981,711	2,174,830	(3,974,920)	755,426	67,937,047

CrossingBridge Low Duration High Income Fund (UCITS) (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
4Q 2023	-	58,160,996	(545,018)	1,009,877	58,625,855

Destinations Low Duration Fixed Income Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
4Q 2022	451,602,711	-	(140,000,000)	7,644,667	319,247,378
1Q 2023	319,247,378	-	(52,500,000)	5,335,112	272,082,490
2Q 2023	272,082,490	-	(21,000,000)	4,546,336	255,628,826
3Q 2023	255,628,826	-	(14,000,000)	4,537,973	246,166,799
4Q 2023	246,166,799	-	(24,000,000)	11,124,970	233,291,769

Destinations Global Fixed Income Opportunities Fund (in dollars)

	Beginning Balance	Gross Inflows	Gross Outflows	Market Appreciation (Depreciation)	Ending Balance
4Q 2022	326,942,872	17,000,000	-	1,268,523	345,211,395
1Q 2023	345,211,395	-	-	9,048,695	354,260,090
2Q 2023	354,260,090	-	(4,000,000)	9,599,374	359,859,464
3Q 2023	359,859,464	-	(8,000,000)	6,492,731	358,352,195
4Q 2023	358,352,195	-	(45,000,000)	13,602,148	326,954,343

In the tables above, gross inflows include reinvested dividends and gross outflows include dividends paid/withdrawn from the funds.

During the year ended December 31, 2023, CBA’s AUM increased by approximately 44.2% to approximately $1.843 billion. The overall net increase in AUM was primarily the result of CBA becoming the adviser to the RiverPark Strategic Income Fund, which added approximately $376 million in AUM as of December 31, 2023 compared to December 31, 2022. Excluding the RiverPark Strategic Income Fund, net outflows year over year are primarily attributable to a reduction in assets in the Destinations Low Duration Fixed Income sub-advised account. Every proprietary CrossingBridge advised fund increased their AUM year over year. The AUM of CBA’s proprietary advised funds, having higher management fee rates than CBA’s sub-advised funds, grew by approximately 109.0% compared to the AUM of advised funds as of December 31, 2022. CBA’s advised fund AUM represented approximately 69.6% of total AUM as of December 31, 2023 in comparison to 48.0% of total AUM as of December 31, 2022.

CBA has seen interest in its funds continuing to grow in the registered investment adviser, bank/trust company, and family office segments of the market and believes that widening credit spreads and/or falling interest rates may also help drive momentum for additional AUM growth. CBA expects demand for the CrossingBridge Low Duration High Yield Fund to continue to increase as the fund has recently attained a strong five-year track record and a five-out-of-five star rating from a leading provider of independent financial research, as of January 31, 2023. In addition, the RiverPark Strategic Income Fund celebrated its 10-year anniversary on September 30, 2023, which established a strong 10-year track record for the fund. CBA believes this, along with CBA’s emphasis on downside risk-management, will also help drive continued demand.

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

	4Q 2023	3Q 2023	2Q 2023	1Q 2023	4Q 2022
CrossingBridge Low Duration High Yield Fund	2.54%	1.77%	1.55%	1.56%	1.96%
ICE BofA 0-3 Year US HY Index ex Financials	3.60%	1.83%	2.09%	3.22%	2.17%
ICE BofA 1-3 Year Corporate Bond Index	3.03%	0.91%	0.28%	1.29%	1.40%
ICE BofA 0-3 Year US Treasury Index	2.16%	0.94%	(0.03)%	1.42%	0.78%

CrossingBridge Ultra-Short Duration Fund	1.70%	1.68%	1.14%	1.02%	1.50%
ICE BofA 0-1 Year US Corporate Index	1.73%	1.41%	1.23%	1.19%	1.12%
ICE BofA 0-1 Year US Treasury Index	1.52%	1.31%	0.95%	1.18%	0.85%
ICE BofA 0-3 Year US Fixed Rate Asset Backed Securities Index	2.28%	1.21%	0.53%	1.49%	0.70%

RiverPark Strategic Income Fund Inst. Class	3.19%	1.71%	2.41%	1.98%	0.30%
RiverPark Strategic Income Fund Retail Class	3.13%	1.65%	2.36%	1.92%	0.24%
ICE BofA US High Yield Index	7.06%	0.53%	1.63%	3.72%	3.98%
ICE BofA US Corporate Index	7.91%	(2.70)%	(0.21)%	3.45%	3.53%
ICE BofA 3-7 Year US Treasury Index	4.47%	(1.14)%	(1.44)%	2.53%	1.30%

CrossingBridge Responsible Credit Fund	2.48%	2.89%	0.47%	1.93%	1.98%
ICE BofA US High Yield Index	7.06%	0.53%	1.63%	3.72%	3.98%
ICE BofA US Corporate Index	7.91%	(2.70)%	(0.21)%	3.45%	3.53%
ICE BofA 3-7 Year US Treasury Index	4.47%	(1.14)%	(1.44)%	2.53%	1.30%

CrossingBridge Pre-Merger SPAC ETF (Price)	0.97%	1.52%	1.69%	1.74%	1.63%
CrossingBridge Pre-Merger SPAC ETF (NAV)	1.09%	1.42%	1.66%	1.74%	1.64%
ICE BofA 0-3 Year US Treasury Index	2.16%	0.94%	(0.03)%	1.42%	0.78%

CrossingBridge Low Duration High Income Fund	2.17%
ICE BofA 0-3 Year US Treasury Index	1.89%**

* *For comparability, performance represents the partial period from October 23, 2023 to December 31, 2023 to reflect activity that corresponds to when the CrossingBridge Low Duration High Income Fund was launched and active during the quarter.

With respect to both Destinations Low Duration Fixed Income Fund and Destinations Global Fixed Income Opportunities Fund (collectively, the “Destination Funds”), CBA serves as one sub-adviser as part of a manager-of-managers strategy. As one of multiple sub-advisers, CBA does not select the benchmarks and does not have a license to use the benchmark performance information for the Destination Funds. CBA believes that the benchmark performance information is not material in this context because CBA’s advisory services with respect to the Destination Funds involves only a portion of the assets of the Destination Funds while the benchmarks are selected as an appropriate comparison based on the entire portfolio of the Destination Funds across all of the relevant sub-advisers.

All of CBA’s proprietary advised products generated positive returns for investors during the year ended December 31, 2023 and during the year ended December 31, 2022. During the years ended December 31, 2023 and 2022, CBA believes its contributions to the performance of Destinations Low Duration Fixed Income Fund and the Destinations Global Fixed Income Opportunities Fund were accretive as CBA continues to be a steward of a significant allocation within these funds.

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

During years ended December 31, 2023 and 2022, the Willow Oak operations segment generated $182,970 and $61,499 of revenue, respectively. Approximately 39% of revenue generated by Willow Oak during the year ended December 31, 2023 is attributed to new consulting relationships that were established during the current year. Operating expenses totaled $399,928 and $172,865, other income (expenses) totaled $1,104 and ($692), during the years ended December 31, 2023 and 2022, respectively. The segment’s net loss totaled $215,854 and $112,058, respectively. Compensation and related payroll costs represent Willow Oak’s most significant operating expense during the years ended December 31, 2023 and 2022.

Willow Oak activity for the year ended December 31, 2022 only includes activity occurring on and after August 12, 2022, the start of the post-Merger period (“Post-Merger”), so comparability may be limited. See Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

The table below provides a summary of income statement amounts for Willow Oak, which are included in the consolidated statements of operations for the year ended December 31, 2023 and the Post-Merger period from August 12, 2022 through December 31, 2022.

	Year Ended December 31,
Willow Oak Operations Revenue	2023	2022
Management fee revenue	$64,254	$22,176
Fund management services revenue	109,282	38,740
Performance fee revenue	9,434	583
Total revenue	$182,970	$61,499

Internet Operations

As of December 31, 2023, the internet operations segment had a total of 5,467 customer accounts across the U.S. and Canada. As of December 31, 2023, approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. During the year ended December 31, 2023, approximately 45% of our revenue was driven by internet access services, with the remaining 55% being earned though web hosting, email, and other web-based services.

Revenue generated by our U.S. customers totaled $689,802 and $291,472, and revenue generated by our Canadian customers totaled $35,968 and $14,208 during the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the internet operations segment generated $725,770 and $305,680 of revenue, cost of revenue totaled $218,269 and $103,843, operating expenses totaled $234,173 and $105,115, other expenses totaled $19,882 and $398, and net income totaled $253,446 and $96,324, respectively. Year over year the internet operations segment increased its net operating margin from approximately 32% for the year ended December 31, 2022 to approximately 35% for the year ended December 31, 2023.

Internet activity for the year ended December 31, 2022 only includes activity occurring Post-Merger, so comparability may be limited. See Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Other Operations

During the year ended December 31, 2023, our other operations segment did not produce any revenue or cost of revenue, operating expenses totaled $1,753,039, and other income totaled $512,788. Corporate operating expenses accounted for $1,666,022 of reported operating expenses for our other operations segment during the year ended December 31, 2023. Included in corporate operating expenses during the year ended December 31, 2023 are $697,386 of professional fees, $467,617 of compensation related expenses, and $200,846 of non-cash stock compensation expenses recorded as part of equity awards granted to directors and employees under the Company’s 2022 Omnibus Equity Incentive Plan. During the year ended December 31, 2023, the other operations segment reported $334,400 of other income related to the realized gain on our second amended and restated promissory note issued by Triad DIP Investors, LLC, $846,916 of interest and dividend income, and $183,511 of other net investment income. This resulted in a net loss of $1,240,251 for the other operations segment for the year ended December 31, 2023.

This compares to the year ended December 31, 2022 when the other operations segment did not produce any revenue or cost of revenue, operating expenses totaled $2,153,767, other income totaled $1,263,146, and the net loss totaled $890,621. Included in corporate operating expenses reported for the year ended December 31, 2022 are $881,755 of non-cash stock compensation expenses and $470,329 of transaction expenses incurred in conjunction with the Business Combination, $439,472 of professional expenses, and $237,638 of compensation related expenses.

During the year ended December 31, 2023, we reported $613,504 of income tax expense, which is related to a decrease in net deferred tax assets coupled with an increase in our currently payable income tax liability. As noted above, due to CBA’s disregarded status for periods prior to the Closing Date, no comparable income tax expenses existed prior to the Closing Date. For the Post-Merger period ending December 31, 2022, we reported $191,678 of income tax benefit related to an increase in our net deferred tax assets.

Other operations activity for the year ended December 31, 2022 only includes activity occurring Post-Merger, so comparability may be limited. See Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Liquidity and Capital Resources

During the year ended December 31, 2023, we carried out our business strategy in four operating segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations. As a result of the Business Combination that occurred on August 11, 2022 and the determination that the Business Combination would be accounted for as a reverse acquisition, historical activity presented prior to the Closing Date for the year ended December 31, 2022 includes only CrossingBridge financial activity.

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

Significant amounts of our assets are comprised of cash and cash equivalents, investments in securities, and accounts receivable. Our main source of liquidity is cash flows from operating activities, which are primarily generated from investment advisory fees generated through our CrossingBridge operations segment. Cash and cash equivalents, investments in securities, and net accounts receivable represented approximately $9.0 million, $7.7 million and $1.1 million of total assets as of December 31, 2023, respectively, and approximately $10.7 million, $5.9 million and $0.7 million of total assets as of December 31, 2022, respectively. We believe that these sources of liquidity, as well as continuing cash flows from operating activities will be sufficient to meet our current and future operating needs for at least the next 12 months from the date of filing of this report.

In line with our objectives, we anticipate that our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies through our CrossingBridge operations segment. Our management regularly reviews various factors to determine whether we have capital in excess of that required for our business, and the appropriate uses of any such excess capital.

The aging of accounts receivable as of December 31, 2023 and December 31, 2022 is as follows:

	December 31, 2023	December 31, 2022

Current	$1,052,151	$741,363
30 - 60 days	6,658	3,275
60+ days	5,604	-
Total	$1,064,413	$744,638

We have no material capital expenditure requirements.

Cash Flow Analysis

Cash Flows from Operating Activities

We reported $2,705,976 of net cash provided by operating activities for the year ended December 31, 2023. The realized gain on the note receivable, amortization and depreciation expenses, and an increase in accounts receivable represented significant adjusting items to cash flows generated through operations. This compares to the year ended December 31, 2022 when we reported $1,725,722 of net cash provided by operating activities. Other income recognized from the W-1 Warrant revaluation and expenses related to the issuance of the W-2 Warrant and additional share purchases represented significant adjusting items to cash flows generated through operations.

Cash Flows from Investing Activities

We reported $3,822,607 of net cash used in investing activities for the year ended December 31, 2023. This was primarily related to a net increase in investments and investments made in private companies during the current year. This compares to the year ended December 31, 2022 when we reported $11,827,999 of net cash provided by investing activities, which was primarily related to the consolidation of Enterprise Diversified’s assets and liabilities pursuant to the Business Combination.

Cash Flows from Financing Activities

We reported $590,577 of net cash flows used in financing activities for the year ended December 31, 2023. This was primarily related to the payment of earn-outs related to the RiverPark Strategic Income Fund transaction during the current year. This compares to the year ended December 31, 2022 when we reported $4,136,247 of net cash flows used in financing activities. Prior to the Closing Date, we repaid the balance of our due to affiliate amount and made distributions to CrossingBridge’s historical sole member. These outflows were offset by the issuance of Class A Common Stock pursuant to the Business Combination.

Summary Discussion of Critical Accounting Estimates

The consolidated financial statements included in this report were prepared in accordance with U.S. generally accepted accounting principles, which requires management to make estimates, assumptions and judgments that affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual results could materially differ from these estimates.

The SEC defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to current facts and circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a discussion of our significant accounting policies.

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

During the Post-Merger period, the Company recorded three measurement period adjustments to the preliminary recorded fair values assigned to certain Company assets acquired as of the Closing Date. The net changes in fair value, netting an increase of $939,556, proportionally decreased the balance of residual goodwill from $1,677,425 to $737,869 as of December 31, 2022. These adjustments were the product of expanded valuation analyses performed by management during the Post-Merger period. As of the year ended December 31, 2023, the Company considers the fair values of assets acquired and liabilities assumed to be final and no longer subject to potential adjustments. See Note 4 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

Management did not identify any events or circumstances during the year ended December 31, 2023 that would indicate potential goodwill impairment, nor did management’s qualitative assessment performed on December 31, 2022 indicate a potential goodwill impairment. Total goodwill reported on the consolidated balance sheets was $737,869 as of the years ended December 31, 2023 and 2022.

Long-Term Investments

When investment inputs or publicly available information are limited or unavailable, management estimates the value of certain long-term investments using the limited information it has available, which can include the Company’s cost basis. This process, which can be used to measure the values of the Company’s investments in the private companies made through Enterprise Diversified, represents a critical accounting estimate. Management utilizes the available inputs to perform an initial valuation estimate and subsequently updates that valuation when additional inputs become available.

Management did not identify any events or circumstances during the year ended December 31, 2023 that would indicate potential impairment of Enterprise Diversified’s private company investments measured at cost basis. These investments are reported on the consolidated balance sheets for a total of $1,455,266 as of the year ended December 31, 2023. No comparable investment existed as of the year ended December 31, 2022.

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

Management did not identify any events or circumstances during the years ended December 31, 2023 and 2022 that would indicate potential impairment of the Company’s customer lists, trade names, investment management agreements, non-compete, or domain names. The total value of the Company’s intangible assets, net of amortization and excluding goodwill, reported under long-term assets on the consolidated balance sheets is $3,155,290 and $1,223,926 as of the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, the Company had federal and state net operating loss carryforwards of approximately $6.0 million and $6.8 million, respectively. A portion of these carryforwards will expire in various amounts beginning in 2035; however the majority of these carryforwards will not expire as they were generated after December 31, 2017. The Company expects it will be able to use its carryforwards subject to expiration in full prior to 2035. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. Net operating losses that arose prior to that ownership change will have limited availability to offset taxable income arising in periods following the ownership change. During the year ended December 31, 2022, the Company performed an analysis to determine if a change of control occurred as a product of the Business Combination and has concluded that a change of control is more likely than not to have occurred on August 11, 2022. Under Section 382, net operating loss carryforwards that arose prior to the ownership change will have limited availability to offset taxable income arising in future periods following the ownership change. Section 382 imposes multiple separate and distinct limits on the utilization of pre-change of control net operating losses based on the fair market value of the Company immediately prior to the change of control, as well as certain activities that may or may not occur during the 60 months immediately following the change of control. While the majority of the Company’s historic net operating losses will be limited to an annual threshold, the majority of historic net operating losses also will not be subject to future expiration. As of the years ended December 31, 2023 and 2022, the Company has not provided a valuation allowance against its net operating losses as the Company expects to be able to use its net operating losses in full to offset future taxable income generated by the Company. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

As of the years ended December 31, 2023 and 2022, the Company reported $1,173,001 and $1,441,234 of net deferred tax assets on its consolidated balance sheets, respectively.

Contingencies, Commitments, and Litigation

Liabilities are recognized when management determines that contingencies, commitments, and/or litigation represent events that are more likely than not to result in a measurable obligation to the Company. Management’s analysis of these events represents a critical accounting estimate.

Earn-Out Liability

Contingent payment obligations related to asset purchases, if estimable and probable of payment, are initially recorded at their estimated value. When the contingency is ultimately resolved, any additional contingent consideration issued or issuable over the amount that was initially recognized as a liability is considered an additional cost of the acquisition. These additional costs would then be allocated to the qualifying assets on a relative fair value basis. Pursuant to the RiverPark Agreement, we entered into an earn-out arrangement in which CBA shall pay an amount approximately equal to 50% of RiverPark Fund’s management fees (as set forth in RiverPark Fund’s prospectus) to RiverPark (the prior adviser) and Cohanzick (the prior sub-adviser) for a period of three years after closing on May 12, 2023, and pay an amount approximately equal to 20% of the RiverPark Fund’s management fees in the fourth and fifth years after closing as set forth in the RiverPark Agreement. Management’s initial estimate of fair value of the earn-out liability was calculated based on the terms of the earn-out arrangement and the AUM of the RiverPark Fund at the time of closing on May 12, 2023. As the future AUM of the RiverPark Fund is subject to fluctuation, the amount of contingent consideration ultimately paid could vary from management’s initial estimate, representing a critical accounting estimate. As of December 31, 2023, this liability is reported in total at $1,427,212 on our consolidated balance sheets. No comparable liability existed as of the year ended December 31, 2022. See Notes 2 and 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

W-1 Warrant and Class B Common Shares

Pursuant to the Merger Agreement, on the Closing Date the Company issued a Class W-1 Warrant to purchase 1,800,000 of the Company’s Class A Common Stock. The liability associated with the issuance of the warrant, and the embedded shares of Class B Common Stock includes a Black-Scholes pricing model. As of the years ended December 31, 2023 and 2022, the long-term liability reported on the Company’s consolidated balance sheets for the W-1 Warrant and shares of Class B Common Stock totals $464,000 and $576,000, respectively. See Note 6 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Subsequent Events

On March 9, 2024, CBA replaced its affiliate Cohanzick as the Sub-Adviser to the RiverPark Short Term High Yield Fund (the “RiverPark Fund”). RiverPark Advisors, LLC (“RiverPark”) remains the advisor to the RiverPark Fund.

The RiverPark Fund, which has been advised by RiverPark and sub-advised by Cohanzick since its inception on September 30, 2010, currently has in excess of $780 million in AUM. Current Portfolio Manager, David Sherman, will continue to manage the RiverPark Fund in his capacity as President and Portfolio Manager of CBA, thereby consolidating all investment strategies under the CBA fund family.

Additionally, on March 8, 2024, Cohanzick entered into an agreement with CBA to assign all other investment advisory contracts and additional assets, and CBA assumed certain liabilities arising from such advisory contracts. Cohanzick will deregister as a registered investment advisor. CBA paid Cohanzick $10,000,000 for the advisory contracts by way of a promissory note. CBA will pay Cohanzick quarterly interest payments beginning on June 30, 2024 until the note is paid in full. The note matures on March 8, 2031. CBA cannot prepay all or any portion of the principal amount of the note prior to March 8, 2027. After March 8, 2027, CBA may prepay the note without any penalty or premium. The note is solely an obligation of CBA and is non-recourse to ENDI. There has been no change in ownership among Cohanzick, CBA and ENDI.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting as set forth below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our board of directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

Material Weaknesses in Internal Controls

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

As a result of our evaluations, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2023:

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

Financial Close and Reporting: We do not have effective internal controls over all parts of the financial close and reporting process in that one individual is responsible for reconciling significant accounts, preparing supporting calculations, preparing the most significant journal entries, evaluating complex transactions and reporting requirements, and is also responsible for the financial statement close, consolidation, and reporting process.

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

In response to the identified material weaknesses, we are developing a phased approach that is intended to increase the effectiveness of the design and operation of our financial reporting controls and processes. In the first phase, we expect to work with a third-party professional consultant to prepare formal documentation for our internal controls over financial reporting, which may include an entity level controls assessment, an IT general controls assessment, and process area flowcharts where necessary. In the second phase, we expect to use our control documentation to identify ineffectively designed and/or control gaps and work to remediate them. Finally, in phase three, we expect to design a systematic monitoring plan to sufficiently test our new key controls over the course of future reporting periods. As of the year ended December 31, 2023, the Company is continuing its work on the first phase of this approach. Notwithstanding the foregoing, there is no guarantee that we will be successful in completing this multi-phased approach and remediating the material weaknesses.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-month period ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On March 9, 2024, CBA replaced its affiliate Cohanzick as the Sub-Adviser to the RiverPark Short Term High Yield Fund (the “RiverPark Fund”). RiverPark Advisors, LLC (“RiverPark”) remains the advisor to the RiverPark Fund.

The RiverPark Fund, which has been advised by RiverPark and sub-advised by Cohanzick since its inception on September 30, 2010, currently has in excess of $780 million in AUM. Current Portfolio Manager, David Sherman, will continue to manage the RiverPark Fund in his capacity as President and Portfolio Manager of CBA, thereby consolidating all investment strategies under the CBA fund family.

Additionally, on March 8, 2024, Cohanzick entered into an agreement with CBA to assign all other investment advisory contracts and additional assets, and CBA assumed certain liabilities arising from such advisory contracts. Cohanzick will deregister as a registered investment advisor. CBA paid Cohanzick $10,000,000 for the advisory contracts by way of a promissory note. CBA will pay Cohanzick quarterly interest payments beginning on June 30, 2024 until the note is paid in full. The note matures on March 8, 2031. CBA cannot prepay all or any portion of the principal amount of the note prior to March 8, 2027. After March 8, 2027, CBA may prepay the note without any penalty or premium. The note is solely an obligation of CBA and is non-recourse to ENDI. There has been no change in ownership among Cohanzick, CBA and ENDI.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS

Our Board currently consists of five directors, and their terms will expire at the 2024 Annual Meeting. Directors are elected at the annual meeting of stockholders each year and hold office until their resignation or removal or their successors are duly elected and qualified.

At the 2024 Annual Meeting, five nominees (including three nominees to be elected solely by Cohanzick Management, LLC as the beneficial owner of 100% of our outstanding Class B common stock) to the Board of Directors will be elected to hold office for a one-year term ending at our 2025 annual meeting of stockholders or until their respective successors are duly elected and qualified or until their earlier death, resignation or removal.

Pursuant to our Amended and Restated Certificate of Incorporation, the holders of our Class B common stock, voting as a single class, have the right to designate such number of directors to our Board equal to the percentage of our common stock beneficially held by such holders of our Class B common stock and their affiliates, rounded up to the nearest whole number. Notwithstanding the foregoing, the holders of our Class B common stock shall not have the right to designate more than a majority of our director nominees. In addition, so long as the holders of our Class B common stock beneficially own at least 5% of our outstanding common stock, such holders, voting as a single class, shall have the right to designate at least one director.

The following are biographical summaries of our executive officers and their ages:

Name	Age	Position(s)
David Sherman	58	Chief Executive Officer and Director
Steven Kiel	45	Director
Thomas McDonnell	78	Chairman
Abigail Posner	51	Director
Mahendra Gupta	68	Director

David Sherman

David Sherman has served as the Chief Executive Officer and a director of the Company since August 11, 2022, the closing date of the Business Combination. Since August 1996, Mr. Sherman has served as the Chief Executive Officer, Manager of and Chief Investment Officer of Cohanzick Management, LLC (“Cohanzick”), a registered investment adviser. Cohanzick specializes in corporate credit opportunities with a focus on high yield, stressed and distressed opportunities. Mr. Sherman has served as the President of CrossingBridge, the Company’s now wholly-owned subsidiary and registered investment adviser, since 2016. Prior to founding Cohanzick, Mr. Sherman worked at Leucadia National Corporation, a financial services company, for 10 years. In 1992, Mr. Sherman became a Vice President actively involved in corporate investments and acquisitions. In addition, Mr. Sherman was Treasurer of Leucadia’s insurance operations with $3 billion of assets. In 2021, Mr. Sherman was appointed as an adjunct professor within NYU Stern’s Finance Department focused on Global Value Investing. Mr. Sherman graduated from Washington University with a B.S. in business administration. Mr. Sherman’s qualifications to serve on the Company’s Board include the experience derived from the ownership and operation of his own investment management firm for almost 30 years, and his in-depth knowledge of the investment management industry resulting from his years working in the industry.

Steven Kiel

Steven Kiel served as a director of Enterprise Diversified, Inc., the predecessor registrant to the Company and, effective as of the closing of the Business Combination, a wholly-owned subsidiary of the Company, from 2014 until the closing of the Business Combination. Since the closing of the Business Combination, he has served on the Board of the Company. Since 2009, Mr. Kiel has served as the President of Arquitos Capital Management, LLC, a private investment firm, and since April 2012 he has served as portfolio manager of Arquitos Capital Partners, LP, a U.S. onshore fund, and Arquitos Capital Offshore, Ltd, a British Virgin Islands offshore fund. Mr. Kiel was a judge advocate in the Army Reserves, a veteran of Operation Iraqi Freedom, and retired at the rank of Major. Prior to launching Arquitos Capital Management, Mr. Kiel was an attorney in private practice. He is a graduate of Antonin Scalia Law School (formerly George Mason School of Law) and Illinois State University and is a member of the bar in Illinois (inactive) and Washington, DC. Mr. Kiel’s qualifications to serve on the Company’s Board include his prior experience as a long-time director and former Chief Executive Officer of Enterprise Diversified, Inc. and his relevant experience in the investment management industry.

Thomas McDonnell

Thomas McDonnell has served on the Board of the Company and as its Chairman since the closing of the Business Combination. Mr. McDonnell has served as a lead member of the board of directors of Euronet (Nasdaq: EEFT), an electronic payments processing provider, since its incorporation in December 1996, and since 2003, Mr. McDonnell has served as a member of the board of directors of Kansas City Southern, a holding company with domestic and international rail operations. In addition, since 2015, Mr. McDonnell has served as a director of Bank of Blue Valley. From 1969 to 2012, Mr. McDonnell served in various capacities at DST Systems, Inc., a company that provided advisory, technology and operations outsourcing services, including serving as its Chief Executive Officer from 1984 until 2012. He received his Bachelor of Science in Accounting from Rockhurst College and a Master of Business Administration from the Wharton School of Finance. Mr. McDonnell’s qualifications to serve on the Company’s Board include his more than 30 years of significant governance experience serving on boards of directors, his leadership experience as a Chief Executive Officer and his education in finance.

Abigail Posner

Abigail Posner has served on the Board since the closing of the Business Combination. She has served as the Director of Google’s US Creative Works since May 2018, where she manages a set of cross-discipline teams who work closely with the advertising and marketing communities to help develop their strategic and creative efforts for the digital space. Before joining Google, Ms. Posner served as the Executive Vice President, Strategy Director at Publicis New York, an advertising agency, where she directed strategic brand planning efforts for major new business pitches and provided thought leadership to key global clients. She also previously served as Co-Strategy Director at DDB Worldwide, a worldwide marketing communications network. She graduated from Harvard University with a bachelor’s degree in social anthropology. Ms. Posner’s qualifications to serve on the Company’s Board include her years of brand development experience, management skills and experience advising a global client base.

Mahendra Gupta

Dr. Mahendra Gupta has served on the Board since the closing of the Business Combination. Dr. Gupta has served on the Olin Business School at Washington University in St. Louis faculty since 1990 and in 2004 was named the Geraldine J. and Robert L. Virgil Professor of Accounting and Management. He was appointed dean of the Olin Business School in July 2005 and served in that role until June 2016. Dr. Gupta serves on the following board of directors and their audit committees: Credit Suisse Mutual Funds, USA (NYSE: CS); First Bank, a privately held bank in St. Louis, Missouri; and Caleres Inc. (NYSE: CAL), a footwear company. He is also on the boards of the Consortium for Graduate Study in Management, the Foundation for Barnes Jewish Hospital, and the Oasis Institute. Dr. Gupta has also served on the board of Dance St. Louis, Variety – Children’s Charity, Junior Achievement of Greater St. Louis, Guardian Angles Settlement Association and United Way of Greater St. Louis. Dr. Gupta’s research has been published in academic journals in the United States and abroad. Dr. Gupta received his PhD in accounting from Stanford University, his MSIA in business administration from Carnegie Mellon University and his bachelors of science in statistics/economics from Bombay University (currently known as the University of Mumbai). Dr. Gupta’s qualifications to serve on the Company’s Board include his governance experience serving on several board of directors and audit committees and his extensive academic experience and education in accounting, administration, statistics and economics.

EXECUTIVE OFFICERS

The following are biographical summaries of our executive officers and their ages, except for Mr. Sherman, whose biography is included under the heading “Directors” set forth above:

Name	Age	Position(s)
David Sherman	58	Chief Executive Officer and Director
Alea Kleinhammer	33	Chief Financial Officer
Jessica Greer	45	Secretary

Alea Kleinhammer

Alea Kleinhammer has served as the Chief Financial Officer of the Company since the closing of the Business Combination. She previously served as a director and Chief Financial Officer of Enterprise Diversified, Inc., the predecessor registrant to the Company and, effective as of the closing of the Business Combination, a wholly-owned subsidiary of the Company, from May 2019 until the closing of the Business Combination. Ms. Kleinhammer worked closely with all of Enterprise Diversified Inc.’s subsidiaries as part of the financial reporting process from 2016 until the closing of the Business Combination. Ms. Kleinhammer holds an active CPA license in the state of Virginia and has experience working in the public accounting sector. Ms. Kleinhammer received a Bachelor of Science in accounting from the University of Maryland at College Park.

Jessica Greer

Jessica Greer has served as the Secretary of the Company since the closing of the Business Combination. From February 2018 until the closing of the Business Combination, Ms. Greer served as Vice President, Chief of Staff and Corporate Secretary of Enterprise Diversified, Inc., the predecessor registrant to the Company and, effective as of the closing of the Business Combination, a wholly-owned subsidiary of the Company. Since February 2018, Ms. Greer has served as the President of Willow Oak Asset Management, LLC, the Company’s wholly-owned asset management subsidiary, where she leads the fund management services division, offering operational and investor relations support to the funds on the Willow Oak platform. Previously, Ms. Greer served in various management, development, and fundraising roles for a public policy group in Washington, DC, as well as leadership roles on small non-profit boards. Ms. Greer is a graduate of Loyola University Maryland.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

None.

CORPORATE GOVERNANCE

General

We believe that good corporate governance is important to ensure that our Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted. We have adopted a Code of Business Conduct and Ethics which applies to all of our officers, directors and employees and charters for our audit committee, our compensation committee and our nominating and corporate governance committee. We have posted copies of our Code of Business Conduct and Ethics, as well as each of our committee charters, on our website, www.endicorp.com, which you can access free of charge. Information contained on the website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K.

We will also provide copies of these documents as well as our other corporate governance documents, free of charge, to any stockholders upon written request to ENDI Corp., 2400 Old Brick Rd., Suite 115, Glen Allen, VA 23060, Attn: Secretary.

Director Independence

Our Board of Directors has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under Nasdaq listing rules. Our Board of Directors considers Thomas McDonnell, Abigail Posner and Mahendra Gupta to be “independent.”

Board Leadership Structure and Role in Risk Oversight

The positions of Chief Executive Officer and Chair of our Board of Directors are held by two different individuals (David Sherman and Thomas McDonnell, respectively). This structure allows our Chief Executive Officer to focus on our day-to-day business while our Chair leads our Board of Directors in its fundamental role of providing advice to and independent oversight of management. Our Board of Directors believes such separation is appropriate, as it enhances the accountability of the Chief Executive Officer to the Board of Directors and strengthens the independence of the Board of Directors from management.

Board Meetings

During the fiscal year ended December 31, 2023, our Board held five meetings. In addition, during the fiscal year ended December 31, 2023, each of our audit committee, our compensation committee and our nominating and corporate governance committee held four and one meetings, respectively. Each of our directors attended 100% of the aggregate of the total number of meetings of our Board of Directors and the total number of meetings held by all committees of the Board on which such member served.

Committees of Our Board of Directors

Our Board of Directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board of Directors and its standing committees. Effective as of the Closing Date of the Business Combination, we have a standing audit committee, compensation committee and nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the Board of Directors when necessary to address specific issues.

Our Board of Directors has determined that all of the members of the audit committee, and a majority of the members of the nominating and corporate governance committee and the compensation committee are independent as defined under Nasdaq listing rules, including, in the case of all of the members of our audit committee, the independence requirements set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). In making such determination, the Board of Directors considered the relationships that each director has with our Company and all other facts and circumstances that the Board of Directors deemed relevant in determining director independence, including the beneficial ownership of our capital stock by each director.

Audit Committee

Our audit committee is responsible for, among other things:

●	providing oversight relating to the Company’s accounting and financial reporting processes and internal controls, including audits and the integrity of the Company’s consolidated financial statements;

●	reviewing and overseeing the qualifications, independence and performance of the Company’s independent auditors;

●	identifying and assessing certain risks and internal controls associated with audit matters;

●	overseeing compliance by the Company with legal and regulatory requirements;

●	reviewing and approving transactions between us and our directors, officers and affiliates; and

●	preparing the report, statements and/or disclosures of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our audit committee consists of Thomas McDonnell, Mahendra Gupta, and Steven Kiel. Our Board of Directors has determined that both Thomas McDonnell and Mahendra Gupta qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and both of Messrs. McDonnell and Gupta are independent.

Our Board of Directors adopted a written charter for the audit committee, which is available on our website at www.endicorp.com.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	assisting the Board with compensation and other related organizational matters;

●	reviewing the Company’s compensation strategy and evaluating the Company’s peer companies for compensation assessment purposes;

●	recommending and approving the standards and objectives to be considered in determining executive compensation in compliance with SEC rules and regulations;

●	reviewing and approving all forms of compensation, including executive compensation and service provider compensation as well as any cash-based and equity-based compensation; and

●	evaluating, confirming, amending or terminating any compensatory contracts or similar instrument with the executive officers of the Company.

Our compensation committee consists of Mahendra Gupta, Abigail Posner and David Sherman.

Our Board of Directors adopted a written charter for the compensation committee, which is available on our website at www.endicorp.com.

Nominating and Governance Committee

Our nominating and governance committee is responsible for, among other things:

●	Identifying, considering and recommending candidates for membership on the Board of Directors including providing assistance with recruiting candidates;

●	developing and recommending to the Board of Directors a set of corporate governance principles applicable to our Company;

●	overseeing the evaluation of our Board of Directors including director independence; and

●	advising on development of policies regarding the Board and recommending structure, size, qualifications, and member characteristics.

Our nominating and corporate governance committee consists of Thomas McDonnell, Abigail Posner and David Sherman.

Our Board of Directors adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.endicorp.com.

Director Nominations Process

With the exception of nominees of the holders of our Class B common stock pursuant to our Amended and Restated Certificate of Incorporation, our nominating and corporate governance committee is responsible for recommending candidates to serve on the Board. In addition, our nominating and corporate governance committee is responsible for recommending candidates to serve on our committees. In considering whether to recommend any particular candidate to serve on the Board or its committees or for inclusion in the Board’s slate of recommended director nominees for election at the annual meeting of stockholders, pursuant to the nominating and corporate governance committee charter, the nominating and corporate governance committee may develop and recommend to the Board the desired qualifications, expertise and characteristics of Board members.

We consider diversity a meaningful factor in identifying director nominees, but do not have a formal diversity policy. The Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that has the necessary tools to perform its oversight function effectively in light of the Company’s business and structure. In determining whether to recommend a director for re-election, the nominating and corporate governance committee may also consider potential conflicts of interest with the candidates, other personal and professional pursuits, the director’s past attendance at meetings and participation in and contributions to the activities of the Board.

In identifying prospective director candidates, the nominating and corporate governance committee may seek referrals from other members of the Board or stockholders. The nominating and corporate governance committee also may, but need not, retain a third-party search firm in order to assist it in identifying candidates to serve as directors of the Company. The nominating and corporate governance committee uses the same criteria for evaluating candidates regardless of the source of the referral or recommendation. When considering director candidates, the nominating and corporate governance committee seeks individuals with backgrounds and qualities that, when combined with those of our incumbent directors, provide a blend of skills and experience to further enhance the Board’s effectiveness.

Our Board does not recall an instance in which a stockholder (other than Cohanzick pursuant to its rights) has recommended a director candidate; however, the nominating and corporate governance committee will consider potential nominees submitted by stockholders in accordance with the procedures set forth in our Amended and Restated Bylaws and other processes adopted from time to time for submission of director nominees by stockholders, and such candidates will be considered and evaluated under the same criteria described above. Stockholders wishing to propose a candidate for consideration may do so by submitting the above information to the attention of the Corporate Secretary, ENDI Corp., 2400 Old Brick Rd., Suite 115, Glen Allen, VA 23060.

Code of Ethics and Code of Conduct

We adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website at www.endicorp.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of business conduct and ethics that apply to our directors, principal executive and financial officers will be posted on our website at www.endicorp.com or will be included in a Current Report on Form 8-K, which we will file within four business days following the date of the amendment or waiver.

Anti-hedging

As part of our Insider Trading Policy, all of our officers, directors, employees and consultants and family members or others sharing a household with any of the foregoing or that may have access to material non-public information regarding our Company are prohibited from engaging in or advising others to engage in any trades based on material non-public information, as well as any trades during certain prohibited times such as during the “blackout period” designated by our Chief Financial Officer in respect of our securities. Our Insider Trading Policy also prohibits short sales of our securities, any hedging or monetization transactions involving our securities and in transactions involving puts, calls or other derivative securities based on our securities by the relevant Company insiders. Our Insider Trading Policy further prohibits such persons from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan unless pre-cleared by our Chief Financial Officer. As of December 31, 2023, none of our directors or executive officers had pledged any shares of our common stock.

Director Attendance at Annual Meetings

Our policy is that directors should attend our annual meetings of stockholders.

Stockholder Communications with our Board

Stockholders and interested parties who wish to communicate with our Board of Directors or a specific member of our Board of Directors may do so by writing to ENDI Corp., 2400 Old Brick Rd., Suite 115, Glen Allen, VA 23060, Attention: Secretary.

All communications addressed to the attention of our Secretary will be reviewed by our Secretary and provided to the members of the Board of Directors unless such communications are unsolicited items, sales materials and other routine items and items unrelated to the duties and responsibilities of the Board of Directors.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as an independent, non-employee member of our Board of Directors and received compensation for such service during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors in 2023. Directors are reimbursed for out-of-pocket expenses incurred for reasonable travel and other business expenses in connection with their service as directors.

Name	Fees earned or paid in cash ($)	Stock Awards	Total ($)
(a)	(b) (1)	(c) (2)	(h)
Thomas McDonnell	$28,333	$22,838	$51,171
Abigail Posner	$28,333	$22,838	$51,171
Mahendra Gupta	$28,333	$22,838	$51,171

(1) The amounts in this column for Thomas McDonnell, Abigail Posner and Mahendra Gupta reflect cash retainer payments received during 2023 for services as non-employee directors from January 2023 through the end of their current terms in May 2024.

(2) The amounts in this column for Thomas McDonnell, Abigail Posner and Mahendra Gupta reflect equity awards earned for services as non-employee directors from January 2023 through the end of their current terms in May 2024. These awards were granted in the form of restricted stock units and vested immediately. Other than these restricted stock awards, our non-employee directors had no other outstanding equity grants. These amounts represent the dollar amounts of the aggregate grant date value, computed in accordance with FASB ASC Topic 718, Stock Compensation, of the RSUs and stock options granted to the directors during fiscal year 2023. Generally, the grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. For additional information regarding the assumptions made in calculating these amounts, see Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K under “Stock Compensation Expense”.

Non-Employee Director Compensation Policy

We adopted a director compensation policy on January 12, 2023 (the “Director Compensation Policy”). Beginning with calendar year 2023, independent directors are entitled to receive $20,000 cash compensation per year (measured, for these purposes, from shareholder meeting to shareholder meeting) for their service on the Board of Directors and an equity award in the form of 5,250 restricted stock units pursuant to the Director Compensation Policy, which vest immediately upon grant and are delivered no later than March 15 of the following fiscal year. The total grant date fair value of these equity grants as determined in accordance with FASB ASC Topic 718 was $68,513. All directors receive reimbursement for expenses for reasonable travel expenses and other business expenses to attend board and committee meetings.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2023 and 2022 to our principal executive officer, our principal financial officer, and one additional officer (each, a “Named Executive Officer”):

●	David Sherman, Chief Executive Officer and Director;
●	Alea Kleinhammer, Chief Financial Officer; and
●	Jessica Greer, Secretary.

Name and Principal Position (named executive officers)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
(a)	(b) (1)	(c) (2)	(d) (3)	(e) (4)	(f) (4)	(g) (4)	(h) (5)	(i)
David Sherman, Chief Executive Officer and Director	2023	$400,000	-	-	-	-	-	$400,000
	2022	$154,839	-	-	-	-	-	$154,839
Alea Kleinhammer, Chief Financial Officer	2023	$175,000	$75,000	$197,264	-	-	-	$447,264
	2022	$169,812	$111,500	-	-	-	-	$281,312
Jessica Greer, Secretary	2023	$150,000	-	$39,455	-	-	-	$189,455
	2022	$169,812	$106,500	-	-	-	-	$276,312
Steven Kiel, Former Chief Executive Officer and Director of Enterprise Diversified Inc.	2023	-	-	-	-	-	-	-
	2022	$22,500	-	-	-	-	$51,000	$73,500

(1)	In respect to the fiscal year that ended on December 31, 2022, all compensation set forth above in the summary compensation table is the aggregate total compensation received by the named executive officers prior to and following the Business Combination. Notwithstanding the foregoing, David Sherman became the Company’s principal executive officer following the Business Combination, and as a result, all compensation received by Mr. Sherman was for services to the Company following the closing of the Business Combination. Mr. Sherman did not receive any compensation from the Company or Enterprise Diversified, Inc. prior to the Business Combination. Steven Kiel, although he held the title of Chief Executive Officer and principal executive officer, was not an employee of Enterprise Diversified Inc., and serviced Enterprise Diversified Inc. as Chairman and director of the board of directors.

(2)	Alea Kleinhammer and Jessica Greer received compensation for the period in 2022 occurring prior to the closing of the Business Combination providing services to Enterprise Diversified Inc., and following the Business Combination as employees of the Company. Ms. Kleinhammer received $89,247 of salary compensation for services provided to Enterprise Diversified Inc. prior to the Business Combination. Following the closing of the Business Combination, Ms. Kleinhammer received $58,065 of salary compensation for services provided to the Company for the remainder 2022. Ms. Greer received $89,247 of salary compensation for services provided to Enterprise Diversified Inc. prior to the Business Combination. Following the closing of the Business Combination, Ms. Greer received $58,065 of salary compensation for services provided to the Company for the remainder 2022.
(3)	The dollar amounts set forth in column (d) represent payments of discretionary bonuses for performance during the applicable years as determined by the Chief Executive Officer in consultation with the Company’s compensation committee, as further described below in the section titled “Bonus Arrangements”, and fees earned (which required employment for the duration of the entire fiscal year) related to director related services the named executive officers provided to the Company in respect of fiscal year 2022, bonuses paid to Ms. Kleinhammer and Ms. Greer represented the aggregate total of payments made by Enterprise Diversified, Inc. prior to the Business Combination, and payments by the Company following the Business Combination. Prior to the closing of the Business Combination, Ms. Kleinhammer and Ms. Greer each received a bonus payment in the amount of $55,000. Following the Business Combination, Ms. Kleinhammer received a bonus payment of $56,500, and Ms. Greer received a bonus payment of $51,500 for their services to the Company.
(4)	Includes 45,348 RSUs awarded to Alea Kleinhammer and 9,070 RSUs awarded to Jessica Greer on February 28, 2023 at a fair market value of $4.35 per share, which shall vest in four equal annual installments with the first installment vesting on January 1, 2025. The RSUs shall be settled by the Company in the year following the year in which the applicable vesting date occurs, but no later than March 15 of such following year. The aggregate grant date fair value provided in the table was computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K under “Stock Compensation Expense”.
(5)	Represents the value of services received pursuant to the service-based contract with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC, Arquitos Epicus, LP, and Arquitos Capital Offshore Master, Ltd., which are managed by Steven Kiel, as further discussed in “Services Agreement with Arquitos” in the Section on “Certain Relationships and Related Party Transactions”.

Outstanding Equity Awards at Fiscal Year-End Table

As required by Item 402(p) of Regulation S-K, we are providing the following information regarding outstanding equity awards at fiscal year-end. We note that there were only stock awards and no option awards outstanding at year-end.

NEO	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Alea Kleinhammer (1)	-	$-	45,348	$197,264
Jessica Greer (2)	-	$-	9,070	39,455

(1)	Includes 45,348 RSUs awarded to Alea Kleinhammer on February 28, 2023 at a fair market value of $4.35 per share, which shall vest in four equal annual installments with the first installment vesting on January 1, 2025. The RSUs shall be settled by the Company in the year following the year in which the applicable vesting date occurs, but no later than March 15 of such following year. The aggregate grant date fair value provided in the table was computed in accordance with FASB ASC Topic 718. The aggregate market value of these RSUs as of the year ended December 31, 2023 totals $182,299.

(2)	Includes 9,070 RSUs awarded to Jessica Greer on February 28, 2023 at a fair market value of $4.35 per share, which shall vest in four equal annual installments with the first installment vesting on January 1, 2025. The RSUs shall be settled by the Company in the year following the year in which the applicable vesting date occurs, but no later than March 15 of such following year. The aggregate grant date fair value provided in the table was computed in accordance with FASB ASC Topic 718. The aggregate market value of these RSUs as of the year ended December 31, 2023 totals $36,461.

Employment Agreements

David Sherman Employment Agreement

On June 3, 2022, CrossingBridge, a subsidiary of our Company, entered into an amended and restated employment agreement (the “Sherman Employment Agreement”) with David Sherman, which became effective immediately prior to the closing of the Business Combination (the “Effective Date”), pursuant to which Mr. Sherman serves as Chief Executive Officer of the Company and President of CrossingBridge. The term of the Sherman Employment Agreement is five years from the Effective Date, unless terminated sooner pursuant to the terms thereof. Pursuant to the Sherman Employment Agreement, Mr. Sherman shall receive a base salary of $400,000 per year, is eligible to receive a discretionary bonus award each year, and eligible to receive certain other benefits. Pursuant to the Sherman Employment Agreement, CrossingBridge may terminate Mr. Sherman’s employment for Cause (as defined in the Sherman Employment Agreement), in which case Mr. Sherman shall be entitled to (i) the payment of any accrued but unpaid base salary through the date of termination, (ii) unreimbursed expenses through the date of termination and (iii) all vested and nonforfeitable compensation and benefits. CrossingBridge may also terminate Mr. Sherman’s employment for any reason other than for Cause, for Permanent Disability (as defined in the Sherman Employment Agreement) or upon his death, in which case Mr. Sherman shall receive (i) his base salary during the Payment Obligation Period (as defined herein), (ii) accrued but unpaid base salary through the date of termination, (iii) unreimbursed expenses through the date of termination, (iv) all vested and nonforfeitable compensation and benefits, and (v) during the COBRA Coverage Period (as defined in the Sherman Employment Agreement), reimbursement for premiums for COBRA coverage provided that Mr. Sherman elects and is eligible for such coverage and he timely executes the General Release (as defined Sherman Employment Agreement). Notwithstanding the foregoing, if CrossingBridge terminates Mr. Sherman’s employment without Cause and the decision to terminate Mr. Sherman’s employment was made by a decision of the Board without the approval of board members elected pursuant to the rights of the Principal Stockholder as set forth in the Stockholder Agreement entered into in connection with the closing of the Business Combination and/or the rights of the holders of the Company’s Class B Common Stock as set forth in the Company’s Amended and Restated Certificate of Incorporation, then in addition to other amounts due to Mr. Sherman, he shall be entitled to a lump sum payment equal to 2.5x his then annual base salary. In the event CrossingBridge terminates Mr. Sherman’s employment for Permanent Disability, Mr. Sherman shall receive (i) his base salary during the Payment Obligation Period, provided that Mr. Sherman timely executes the General Release, (ii) accrued but unpaid base salary through the date of termination, (iii) accrued but unreimbursed expenses and (iv) all other vested and nonforfeitable compensation and benefits. If Mr. Sherman’s employment is terminated for death, Mr. Sherman shall receive (i) any accrued but unpaid base salary through the date of his death, (ii) unreimbursed expenses incurred through the date of death and (iii) all vested and nonforfeitable compensation and benefits.

Mr. Sherman may terminate his employment for Good Reason (as defined in the Sherman Employment Agreement), in which case he shall be entitled to (i) payment of his base salary for a period commencing on the date of termination and ending six months thereafter (the “Payment Obligation Period”) provided that Mr. Sherman, among other things, timely executes a general release of claims in favor of CrossingBridge and the Company (the “General Release”), (ii) accrued but unpaid base salary through the date of termination, (iii) for the period commencing on the date of Mr. Sherman’s termination and ending at the end of the Payment Obligation Period or the date when COBRA continuation coverage has expired, whichever is earlier, monthly reimbursement of premiums for COBRA coverage, provided that Mr. Sherman elects and is eligible for such coverage and he timely executes the General Release, (iv) unreimbursed expenses through the date of termination and (v) all vested and nonforfeitable compensation and benefits. Notwithstanding the foregoing, if Mr. Sherman terminates his employment for Good Reason and the decision to reduce his base salary was made by a decision of the Board without the approval of board members elected pursuant to the rights of the Principal Stockholder as set forth in the Stockholder Agreement and/or the rights of the holders of the Class B Common Stock as set forth in the Company’s Amended and Restated Certificate of Incorporation, then in addition to other amounts due to Mr. Sherman, he shall be entitled to a lump sum payment equal to 2.5x his then annual base salary. Mr. Sherman may also terminate his employment for any reason other than Good Reason in which case he shall provide CrossingBridge within 30 days advance notice and shall be entitled to (i) payment of any accrued but unpaid base salary through the date of termination, (ii) unreimbursed expenses incurred through the date of termination and (iii) and all other vested and nonforfeitable compensation and benefits. The Sherman Employment Agreement also contains covenants prohibiting Mr. Sherman from disclosing confidential information with respect to the Company.

Alea Kleinhammer Employment Agreement

Enterprise Diversified, Inc. entered into an employment agreement with Alea Kleinhammer, our Chief Financial Officer, on December 2, 2018, effective as of October 5, 2018 (the “Kleinhammer Employment Agreement”). Capitalized terms used below but not otherwise defined have the meanings given to such terms in the Kleinhammer Employment Agreement. Under the. Kleinhammer Employment Agreement, the Kleinhammer Employment Agreement can assumed by a successor entity in connection to a corporate transaction of Enterprise Diversified Inc., and as a result of the Business Combination, the Kleinhammer Employment Agreement was assumed by the Company and continues in full force and effect. Pursuant to the Kleinhammer Employment Agreement, Ms. Kleinhammer received an initial annualized salary of $120,000, which has since been increased to $200,000. The Kleinhammer Employment Agreement further provides for an incentive bonus so long as she remains employed by the Company through the last day of each calendar year. The Kleinhammer Employment Agreement’s initial term ended on December 31, 2019 (the “Initial Termination Date”) and automatically renews for one-year terms beginning on the anniversary of the Initial Termination Date, terminable upon a minimum of thirty days’ prior written notice to Ms. Kleinhammer of our intent not to renew.

If we terminate Ms. Kleinhammer’s employment without Cause (as such term is defined in the Kleinhammer Employment Agreement), she would receive: (i) continuation of her then-current base salary for 12 months, payable in accordance with our normal payroll practices; (ii) any earned but unpaid Incentive Bonus amount for the immediately preceding calendar year; (iii) any amounts accrued and payable under any benefit plans; and (iv) any amounts payable for unreimbursed business expenses incurred prior to the termination date. If we terminate Ms. Kleinhammer’s employment with Cause or Ms. Kleinhammer resigns, she would be entitled only to payment of her then-current salary through the termination date, payable in accordance with our regular payroll practices, and the amounts of any unreimbursed business expenses incurred prior to the termination date. If Ms. Kleinhammer’s employment is terminated due to her death or disability, she or her estate, as applicable, would be entitled only to (i) payment of her then-current salary for three months, payable in accordance with our regular payroll practices, (ii) any earned but unpaid Incentive Bonus (as such term is defined in the Kleinhammer Employment Agreement) amount for the immediately preceding calendar year; iii) any amounts accrued and payable under any benefit plans; and (iv) any amounts payable for unreimbursed business expenses incurred prior to the termination date.

Equity Grant Practices

We adopted the Company’s 2022 Omnibus Equity Incentive Plan dated December 19, 2022, which was approved by our stockholders at the 2023 Annual Meeting. Pursuant to the 2022 Omnibus Equity Incentive Plan, we can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. As further discussed below in the section on Non-Employee Director Compensation, beginning in calendar year 2023, each non-employee director will be entitled to receive an equity award in the form of restricted stock units of the Company’s common stock, which will be granted before March 15 of each calendar year, and which will be fully vested upon grant.

Bonus Arrangements

Pursuant to the terms of the executive employment agreements described above, the Company, through the Chief Executive Officer in consultation with the compensation committee, has the discretion to determine the amounts of the annual incentive bonus payments which executives may receive.

401(k) Plan and other Employee Benefit Plans

The Company maintains a defined contribution employee retirement plan, or 401(k) plan, for its eligible employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Eligible employees participating under the 401(k) plan may contribute up to the annual limits set by Internal Revenue Service regulations. No employer contributions were made by the Company under the 401(k) plan during the years ended on December 31, 2023 and 2022.

Our executive officers participate in all Company employee benefit plans generally available to all salaried employees of the Company and there are no employee benefit plans that discriminate in scope, terms or operation, in favor of the executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 25, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors and director nominees, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.

The percentage ownership information is based on 5,468,133 shares of Class A common stock and 1,800,000 shares of Class B common stock outstanding as of March 25, 2023. Information with respect to beneficial ownership has been furnished by each director or director nominee, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as otherwise indicated, the persons or entities named in the table below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws, where applicable.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o ENDI Corp., 2400 Old Brick Rd., Suite 115, Glen Allen, VA 23060.

	Shares of Common Stock Beneficially Owned						% of Total
	Class A			Class B			Voting
Name of Beneficial Owner	Shares		%	Shares		%	Power (1)
Directors and Executive Officer:
David Sherman	3,426,000	(2)	49.48%	1,278,000	(3)	71.00%	46.01	%(4)
Steven Kiel	754,015	(5)	13.79%	-		-	10.37%
Thomas McDonnell	65,250		1.19%	-		-	*
Abigail Posner	5,250		-	-		-	-
Mahendra Gupta	15,250		*	-		-	*
Alea Kleinhammer	10,029	(6)	*	-		-	*
Jessica Greer	9,379	(7)	*	-		-	*
Directors and Executive Officers as a group (7 persons)	4,285,173		61.89%	1,278,000		71.00%	57.48%

5% or Greater Stockholders:
Cohanzick Management, LLC (8)	4,450,000	(9)	59.19%	1,800,000		100.00%	59.19	%(10)
The David K. Sherman 1997 Family Trust (11)	712,000	(12)	12.28%	288,000	(13)	16.00%	9.74	%(14)
Robert Davidow (11)	712,000	(12)	12.28%	288,000	(13)	16.00%	9.74	%(14)
Arquitos Capital Offshore Master, Ltd. (15)	683,309		12.50%	-		-	9.40%

* Indicates beneficial ownership of less than 1%.

(1) Percentage of total voting power represents voting power with respect to all of our Class A common stock and Class B common stock, as a single class. Holders of our Class A common stock and Class B common stock are entitled to one vote per share.

(2) Represents (i) 1,704,000 shares of Class A common stock held by Cohanzick Management, LLC, (ii) 20,000 shares of Class A common stock held by Carole Levinson Blueweiss 2012 Trust (UAD 11/28/12), (iii) 46,500 shares of Class A common stock held by Cohanzick Offshore Advisors, LP, (iv) 200,000 shares of Class A common stock held by Cohanzick Absolute Return Master Fund, Ltd., (v) 1,278,000 shares of Class A common stock issuable upon exercise of a Class W-1 Warrant held by Cohanzick Management, LLC and (vi) 177,500 shares of Class A common stock issuable upon exercise of a Class W-2 Warrant held by Cohanzick Management, LLC. David Sherman is the Managing Member of Cohanzick Management, LLC and owns 75.9764 units (71%) of Cohanzick Management, LLC. David Sherman is the Trustee of Carole Levinson Blueweiss 2012 Trust (UAD 11/28/12). Cohanzick Offshore Management, LLC is the General Partner for Cohanzick Offshore Advisors, LP, and David Sherman is the Managing Member of Cohanzick Offshore Management, LLC. Cohanzick Absolute Return Partners, LP is the General Partner to Cohanzick Absolute Return Master Fund, Ltd, Cohanzick Capital, LP is the General Partner to Cohanzick Absolute Return Partners, LP, Sunnyside, LLC is the General Partner to Cohanzick Capital, LP and David Sherman is the Managing Member of Sunnyside, LLC.

(3) Represents shares of Class B common stock held by Cohanzick Management, LLC. David Sherman is the Managing Member of Cohanzick Management, LLC and owns 75.9764 units (71%) of Cohanzick Management, LLC.

(4) Outstanding shares of the Class B common stock shall be redeemed by the Company on a one-for-one basis for each share of the Company’s Class A common stock issued upon the exercise of any Class W-1 Warrant. As such, David Sherman may not simultaneously vote both the Issuer’s Class B common stock and the shares of Class A Common Stock underlying the Class W-1 Warrant at any given time. Percentage of total voting power assumes David Sherman votes shares of his Class B common stock and not his Class W-1 Warrant.

(5) Represents (i) 70,706 shares of Class A common stock held by Steven Kiel and (ii) 683,309 shares of Class A common stock held by Arquitos Capital Offshore Master, Ltd. (the “Arquitos Fund”). Arquitos Capital Management LLC acts in the capacity as general partner to the Arquitos Fund. Mr. Kiel is the Managing Member of Arquitos Capital Management LLC. Accordingly, Mr. Kiel could be deemed to have indirect beneficial ownership of such shares.

(6) Excludes 45,348 RSUs which shall vest in four equal annual installments with the first installment vesting on January 1, 2025. The RSUs shall be settled by the Company in the year following the year in which the applicable vesting date occurs, but no later than March 15 of such following year.

(7) Excludes 9,070 RSUs which shall vest in four equal annual installments with the first installment vesting on January 1, 2025. The RSUs shall be settled by the Company in the year following the year in which the applicable vesting date occurs, but no later than March 15 of such following year.

(8) The units of Cohanzick Management, LLC are owned as follows: David Sherman owns 75.9764 units (71%); The David K. Sherman 1997 Family Trust owns 17.1524 units (16%); and the balance of the units are owned by certain employees of Cohanzick Management, LLC and other parties. David Sherman is the Managing Member of Cohanzick, LLC and Robert A. Davidow is the Trustee of The David K. Sherman 1997 Family Trust. The address of Cohanzick Management, LLC is 427 Bedford Road, Suite 230, Pleasantville, NY 10570.

(9) Represents (i) 2,400,000 shares of Class A common stock, (ii) 1,800,000 shares of Class B common stock, (iii) 1,800,000 shares of Class A common stock issuable upon exercise of a Class W-1 Warrant and (iv) 250,000 shares of Class A common stock issuable upon exercise of a Class W-2 Warrant.

(10) Outstanding shares of the Class B common stock shall be redeemed by the Company on a one-for-one basis for each share of the Company’s Class A common stock issued upon the exercise of any Class W-1 Warrant. As such, Cohanzick Management, LLC may not simultaneously vote both the Issuer’s Class B common stock and the shares of Class A Common Stock underlying the Class W-1 Warrant at any given time. Percentage of total voting power assumes Cohanzick Management, LLC votes shares of its Class B common stock and not its Class W-1 Warrant.

(11) Robert A. Davidow is the Trustee of The David K. Sherman 1997 Family Trust.

(12) Represents (i) 384,000 shares of Class A common stock held by Cohanzick Management, LLC, (ii) 288,000 shares of Class A common stock issuable upon exercise of a Class W-1 Warrant held by Cohanzick Management, LLC and (iii) 40,000 shares of Class A common stock issuable upon exercise of a Class W-2 Warrant held by Cohanzick Management, LLC.

(13) Represents shares of Class B common stock held by Cohanzick Management, LLC. The David K. Sherman 1997 Family Trust owns 17.1524 units (16%) of Cohanzick Management, LLC.

(14) Outstanding shares of the Class B common stock shall be redeemed by the Company on a one-for-one basis for each share of the Company’s Class A common stock issued upon the exercise of any Class W-1 Warrant. As such, The David K. Sherman 1997 Family Trust may not simultaneously vote both the Issuer’s Class B common stock and the shares of Class A Common Stock underlying the Class W-1 Warrant at any given time. Percentage of total voting power assumes The David K. Sherman 1997 Family Trust votes shares of its Class B common stock and not its Class W-1 Warrant.

(15) Arquitos Capital Management LLC acts in the capacity as general partner to the Arquitos Fund. Mr. Kiel is the Managing Member of Arquitos Capital Management LLC. Accordingly, Mr. Kiel could be deemed to have indirect beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions to which we have been a party, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this proxy statement. We are not otherwise a party to a related party transaction.

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

During the year ended December 31, 2023, payments made by CBA to Cohanzick in accordance with the RiverPark Agreement totaled $219,972. There were no comparable payments made during the year ended December 31, 2022.

Historical Shared Expenses Prior to Consummation of the Mergers

The Company, through CrossingBridge, and Cohanzick, shared certain staff, office facilities, and administrative services. The parties involved had agreed to allocate these expenses based on the AUM of each party for activity occurring prior to the consummation of the Mergers. These allocated expenses are reported under the CrossingBridge operations segment in the accompanying consolidated statements of operations in the categories for which the utilization of services relates. A summary of the expenses allocated from Cohanzick to CBA for the year ended December 31, 2022 is noted below. There is no comparable activity for the year ended December 31, 2023, because Post-Merger there were no CBA expenses allocated in this manner.

	Year Ended December 31,
Cohanzick Management Expense Allocation	2023	2022
Employee compensation and benefit expenses allocated	$-	$284,850
Owner compensation and benefit expenses allocated	-	612,387
Other allocated expenses	-	269,830
Total allocated expenses	$-	$1,167,067

There was no due to affiliate balance between CBA and Cohanzick reported on the Company’s consolidated balance sheets as of the years ended December 31, 2023 and 2022. Any due to affiliate balance is due 13 months after the calendar year-end upon 60 days’ written notice. If no notice is given, the date payment is due would extend for another 12 months with 0% interest. Repayments made during the year ended December 31, 2022 by CBA to Cohanzick, for allocated expenses recorded during the year ended December 31, 2021, totaled $3,646,038.

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

During the years ended December 31, 2023 and 2022, CBA reported $205,074 and $61,791 of operating expenses pursuant to the Services Agreement with Cohanzick, respectively.

During the years ended December 31, 2023 and 2022, CBA earned $503,467 and $246,743 of revenue from the Services Agreement with Cohanzick, respectively. As of December 31, 2023 and 2022, receivables of $109,659 and $160,330, respectively, related to the Services Agreement revenue are included in accounts receivable on the accompanying consolidated balance sheets. The Services Agreement receivable amounts recorded as of the year ended December 31, 2023 and 2022, were both collected in full during the subsequent calendar year.

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

During the years ended December 31, 2023 and 2022, CBA paid $68,755 and $25,533, respectively, of rental expenses, including utilities, per the license agreement with Cohanzick.

Enterprise Diversified, Inc.

Due from Affiliate

Pursuant to the Merger Agreement, Enterprise Diversified agreed to reimburse Cohanzick for certain fees and expenses, comprising primarily of legal and accounting fees incurred as part of the share registration process. These fees were initially recorded and reimbursed for a total of $594,152 during the year ended December 31, 2022. Upon further analysis by both parties, it was determined that only $470,329 of these fees were subject to reimbursement in accordance with the Merger Agreement. The initial overpayment of these fees, totaling $123,823, has been included within the due from affiliate amount on the accompanying consolidated balance sheets as of December 31, 2022. During the year ended December 31, 2023, this overpayment was repaid in full and the corresponding due from affiliate amount was settled.

Willow Oak Asset Management, LLC

Services Agreement with Arquitos

The Company, through Willow Oak, was party to a service-based contract with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC, Arquitos Epicus, LP, and Arquitos Capital Offshore Master, Ltd. (collectively “Arquitos”), which are managed by Steven Kiel, the Company’s director, and earned revenue for certain services provided to Arquitos. In exchange for these services, Steven Kiel, through Arquitos, was contracted to perform certain ongoing consulting services for the benefit of Willow Oak. In addition to the foregoing exchange of services, Willow Oak also earned an annual performance revenue fee share through its contract with Arquitos. As of December 31, 2022, this service contract and revenue fee share have expired. During the year ended December 31, 2022, the Company earned $24,451 of revenue through this fund management services arrangement. No comparable activity exists for the year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountant’s Fee

The following table sets forth the aggregate fees billed by Brown Edwards to us (including Enterprise Diversified prior to the closing of the Business Combination) for the fiscal years ended December 31, 2023 and December 31, 2022.

	2023	2022
Audit Fees	$158,714	$126,050
Audit Related Fees	5,000	40,583
Tax Fees	-	-
All Other Fees	-	-
Total	$163,714	$166,633

Audit Fees: The aggregate fees billed during the years ended December 31, 2023 and 2022 was $108,314 and $96,800, respectively, for the audit of financial statements and $50,400 and $29,250, respectively, for the review of financial statement included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees: Consists of fees for assurance and related services necessitated pursuant to the Business Combination and related to the performance of the audit or review of our financial statements and other SEC filings that are not reported under “Audit Fees” above, all paid to Brown Edwards.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance performed by Brown Edwards. There were no such fees incurred by the Company in the fiscal years ended December 31, 2023 and 2022.

All Other Fees: Consists of fees billed for all products and services provided that are not included in the fees noted above. No such fees were incurred for the years ended December 31, 2023 and 2022.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, as amended, our audit committee charter requires the audit committee to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. The audit committee may establish pre-approval policies and procedures regarding engagement of the Company’s independent registered public accounting firm to render services to the Company, as well as policies that would allow the delegation of pre-approval authority to one or more members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2023 and 2022 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

2.4	Amendment No. 3 to Merger Agreement, dated January 12, 2024, by and among the Company, Enterprise Diversified, Inc., CrossingBridge Advisors LLC and Cohanzick Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024
3.1	Amended and Restated Certificate of Incorporation of ENDI Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
3.2	Amended and Restated Bylaws of ENDI Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
4.1*	Description of Registrant’s Securities
4.2	Specimen Stock Certificate evidencing shares of Class A Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4/A filed with the SEC on July 12, 2022)
4.3

Voting Agreement dated August 11, 2022 by and among the Company, Cohanzick Management, LLC, Steven Kiel and Arquitos Capital Offshore Master, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)

4.4

Stockholder Agreement dated August 11, 2022 by and between the Company and Cohanzick Management, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)

4.5

Registration Rights Agreement dated August 11, 2022 by and among Cohanzick Management, LLC and certain holders of the Company’s Securities (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)

4.6	Amendment to Registration Rights Agreement dated as of August 31, 2022 by and among the Company, Cohanzick Management, LLC and the parties listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2022)
4.7	Second Amendment to Registration Rights Agreement dated as of May 1, 2023 by and among the Company, Cohanzick Management, LLC and the parties listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2023)
4.8	Amendment No. 3 to Registration Rights Agreement dated as of August 1, 2023 by and among the Company, Cohanzick Management, LLC and the parties listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023)
4.9	Amendment No. 4 to Registration Rights Agreement, dated January 12, 2024, by and among the Company, Cohanzick Management, LLC and the parties listed on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024)
4.10	Class W-1 Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
4.11	Class W-2 Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.1	Services Agreement dated August 11, 2022 by and between the CrossingBridge Advisors, LLC and Cohanzick Management, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.2+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.3+	Amended and Restated Employment Agreement by and between CrossingBridge Advisors, LLC and David Sherman dated June 3, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)
10.4	Form of Securities Purchase Agreement dated August 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2022)
10.5+	ENDI Corp. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 18, 2023)
10.6+	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the ENDI Corp. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023)
10.7+	Form of Restricted Stock Unit Agreement under the ENDI Corp. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023)
10.8+	Form of Restricted Stock Award Agreement under the ENDI Corp. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023)
10.9	Purchase and Assignment and Assumption Agreement by and among RiverPark Advisors, LLC, CrossingBridge Advisors, LLC and Cohanzick Management, LLC dated as of November 18, 2022 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023)
10.10	Amendment No. 1 to Purchase and Assignment and Assumption Agreement by and among RiverPark Advisors, LLC, CrossingBridge Advisors, LLC and Cohanzick Management, LLC dated as of December 28, 2022 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023)
10.11+	Employment Agreement by and between Enterprise Diversified, Inc. and Alea Kleinhammer dated as of December 21, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDI Corp.

Date: April 1, 2024	/s/ David Sherman
David Sherman
Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2024	/s/ Alea Kleinhammer
Alea Kleinhammer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Sherman	Chief Executive Officer and Director	April 1, 2024
David Sherman	(Principal Executive Officer)

/s/ Alea Kleinhammer	Chief Financial Officer	April 1, 2024
Alea Kleinhammer	(Principal Financial and Accounting Officer)

/s/ Thomas McDonnell	Chairman	April 1, 2024
Thomas McDonnell

/s/ Mahendra Gupta	Director	April 1, 2024
Mahendra Gupta

/s/ Steven Kiel	Director	April 1, 2024
Steven Kiel

/s/ Abigail Posner	Director	April 1, 2024
Abigail Posner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ENDI Corp.

Richmond, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENDI Corp. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the two year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters (Continued)

Asset Acquisition

Description of the Matter

As described in Note 3 to the consolidated financial statements, on November 18, 2022, CrossingBridge Advisors, LLC (“CBA”) entered into a Purchase and Assignment and Assumption Agreement, as amended on December 28, 2022 (as amended, the “RiverPark Agreement”), with RiverPark Advisors, LLC and Cohanzick Management, LLC (“Cohanzick”), the Company’s majority stockholder and historical sole member of CBA that is majority owned by the Company’s CEO and director, David Sherman, pursuant to which RiverPark Advisors, LLC intended to sell to CBA certain assets and CBA intended to assume certain liabilities, including certain rights and responsibilities under the RiverPark Advisory Agreement and the RiverPark Expense Limitation Agreement, relating to the provision of investment advisory services for the mutual fund known as RiverPark Strategic Income Fund (the “RiverPark Fund”), subject to certain terms and conditions set forth in the agreement.

Pursuant to the RiverPark Agreement, no consideration was paid upon closing; however, CBA shall pay an amount approximately equal to 50% of RiverPark Fund’s management fees to RiverPark (the prior adviser) and Cohanzick (the prior sub-adviser) for a period of three years after closing, and pay an amount approximately equal to 20% of the RiverPark Fund’s management fees in the fourth and fifth years after closing as set forth in the RiverPark Agreement. Notwithstanding the foregoing, certain of the amounts payable based on the RiverPark Fund’s management fees pursuant to the RiverPark Agreement during the first three years after the closing shall be capped such that they are less than $1.3 million in the aggregate.

How We Addressed the Matter in Our Audit

We identified this as a critical audit matter because of its material impact on the Company’s balance sheet, and the subjectivity involved in management’s judgments with respect to the fair value of the contingent consideration recognized at the time of the acquisition, and the cost of the acquired assets.

The primary procedures we performed to address this critical audit matter included performing substantive testing, including evaluating management’s judgments and assumptions with respect to the fair value of the contingent consideration recognized at the time of the acquisition, and the cost of the acquired assets, which consisted of the following:

●	Obtained and read the executed agreements and related documents to gain an understanding of the underlying terms of the completed acquisition, including the identification of related parties.

●	Reviewed management’s asset acquisition accounting analysis and methodology, tested the reasonability of the fair value of contingent consideration recognized at the time of the acquisition, and the cost of the acquired assets.

●	Obtained the valuation estimates prepared by the Company and challenged management’s conclusions, including the testing of critical inputs, assumptions applied, and valuation models utilized.

●	Utilized an auditor engaged specialist to assist with evaluating the fair value of the contingent consideration recorded.

●	Evaluated the accuracy and completeness of the disclosures made in the consolidated financial statements.

/s/ Brown, Edwards & Company L.L.P.

We have served as the Company’s auditor since 2019.

Lynchburg, Virginia

April 1, 2024

ENDI CORP.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$8,983,190	$10,690,398
Investments in securities, at fair value	7,715,075	5,860,688
Accounts receivable, net	1,064,413	744,638
Prepaids	160,333	91,473
Note receivable	-	50,000
Due from affiliate	-	123,823
Other current assets	26,889	57,446
Total current assets	17,949,900	17,618,466

Long-term Assets
Goodwill	737,869	737,869
Intangible assets, net	3,155,290	1,223,926
Property and equipment, net	106,693	-
Investments in private companies, at cost	1,455,266	-
Investment in limited partnership, at net asset value	348,815	-
Investment in private company, equity method	301,154	450,000
Investment in special purpose acquisition company, at cost	250,250	-
Investment in warrants, at fair market value	62,400	-
Deferred tax assets, net	1,149,351	1,441,234
Total long-term assets	7,567,088	3,853,029
Total assets	$25,516,988	$21,471,495

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$5,856	$71,306
Accrued compensation	-	23,342
Accrued expenses	305,065	260,185
Deferred revenue	147,039	156,859
Income taxes payable	54,250	-
Earn-out liability, current	732,173	-
Other current liabilities	476	1,110
Total current liabilities	1,244,859	512,802

Long-term Liabilities
Earn-out liability, net of current portion	695,039	-
Class W-1 Warrant and redeemable Class B Common Stock	464,000	576,000
Total long-term liabilities	1,159,039	576,000
Total liabilities	2,403,898	1,088,802

Stockholders’ Equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 14,000,000 shares authorized; 5,452,383 shares issued and outstanding	545	545
Additional paid-in capital	20,418,318	20,217,472
Retained earnings	2,694,227	164,676
Total stockholders’ equity	23,113,090	20,382,693
Total liabilities and stockholders’ equity	$25,516,988	$21,471,495

The accompanying notes are an integral part of these consolidated financial statements.

ENDI CORP.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2023	2022
Revenues
Revenues - CrossingBridge	$8,678,783	$7,271,332
Revenues - Willow Oak	182,970	61,499
Revenues - internet	725,770	305,680
Total revenues	9,587,523	7,638,511

Cost of Revenues
Cost of revenues - internet	218,269	103,843
Total cost of revenues	218,269	103,843

Gross Profit
Gross profit - CrossingBridge	8,678,783	7,271,332
Gross profit - Willow Oak	182,970	61,499
Gross profit - internet	507,501	201,837
Total gross profit	9,369,254	7,534,668

Operating Expenses
Compensation and benefits	4,607,530	3,564,026
Stock compensation expenses	200,846	881,755
Amortization and depreciation	381,870	34,505
Computer expenses	207,857	153,204
Fund distribution, custody, and administrative expenses	350,235	268,444
Insurance	127,348	55,298
Professional fees	1,023,929	567,896
Travel and entertainment	253,455	118,354
Transaction expenses	-	470,329
Other operating expenses	495,737	315,939
Total operating expenses	7,648,807	6,429,750

Income from operations before income taxes	1,720,447	1,104,918

Other Income (Expenses)
W-1 Warrant mark-to-market	112,000	900,000
Note receivable revaluation	334,400	-
Interest and dividend income	911,471	132,873
Net investment gains	231,478	47,738
Equity method loss	(148,846)	-
Other income (expenses), net	(17,895)	5,378
Total other income	1,422,608	1,085,989

Income tax (expense) benefit	(613,504)	191,678

Net income	$2,529,551	$2,382,585

Net income per share, basic and diluted	$0.46	$0.66
Weighted average number of shares, basic and diluted	5,465,630	3,588,098

The accompanying notes are an integral part of these consolidated financial statements.

ENDI CORP.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance December 31, 2022	5,452,383	$545	$20,217,472	$164,676	$20,382,693
Net income	-	-	-	5,966	5,966
Stock compensation expense	-	-	81,746	-	81,746
Balance March 31, 2023	5,452,383	545	20,299,218	170,642	20,470,405
Net income	-	-	-	852,874	852,874
Stock compensation expense	-	-	39,700	-	39,700
Balance June 30, 2023	5,452,383	545	20,338,918	1,023,516	21,362,979
Net income	-	-	-	462,442	462,442
Stock compensation expense	-	-	39,700	-	39,700
Balance September 30, 2023	5,452,383	545	20,378,618	1,485,958	21,865,121
Net income	-	-	-	1,208,269	1,208,269
Stock compensation expense	-	-	39,700	-	39,700
Balance December 31, 2023	5,452,383	$545	$20,418,318	$2,694,227	$23,113,090

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance December 31, 2021	2,400,000	$240	$-	$591,669	$591,909
Net income	-	-	-	761,617	761,617
Balance March 31, 2022	2,400,000	240	-	1,353,286	1,353,526
Net income	-	-	-	762,885	762,885
Balance June 30, 2022	2,400,000	240	-	2,116,171	2,116,411
Net income	-	-	-	319,795	319,795
Distributions	-	-	-	(2,809,578)	(2,809,578)
Stock issued pursuant to Merger Agreement	2,647,383	265	17,161,312	-	17,161,577
Additional stock purchased pursuant to Merger Agreement	405,000	40	2,174,405	-	2,174,445
Stock compensation expense for W-2 Warrant and additional stock purchases	-	-	881,755	-	881,755
Balance September 30, 2022	5,452,383	545	20,217,472	(373,612)	19,844,405
Net income	-	-	-	538,288	538,288
Balance December 31, 2022	5,452,383	$545	$20,217,472	$164,676	$20,382,693

The accompanying notes are an integral part of these consolidated financial statements.

ENDI CORP.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income	$2,529,551	$2,382,585
Adjustments to reconcile net income to net cash flows from operating activities:
Note receivable revaluation	(334,400)	-
Other income from W-1 Warrant mark-to-market	(112,000)	(900,000)
Stock based compensation	200,846	881,755
Amortization and depreciation	381,870	34,505
Deferred tax assets, net	291,883	(191,678)
Equity method loss	148,846	-
Increase in warrants	(62,400)	-
Loss on sales of domain names	19,974	-
(Increase) decrease in:
Accounts receivable	(319,775)	(198,363)
Prepaids	(68,860)	(39,540)
Other current assets	30,557	66,906
Increase (decrease) in:
Accounts payable	(65,450)	50,800
Accrued compensation	(23,342)	-
Accrued expenses	44,880	(315,022)
Deferred revenue	(9,820)	(46,688)
Income taxes payable	54,250	-
Other current liabilities	(634)	462
Net cash provided by operating activities	2,705,976	1,725,722

Cash flows from investing activities:
Increase in investments	(1,840,542)	(3,595,599)
Investment in private company	(1,455,266)	(450,000)
Increase in special purpose acquisition company	(250,250)	-
Collection of note receivable	384,400	-
Purchase of RiverPark Strategic Income Fund	(199,988)	-
Investment in limited partnership	(362,660)	-
Purchase of property and equipment	(108,501)	-
Sales of domain names	10,200	-
Cash from Business Combination	-	15,873,598
Net cash (used in) provided by investing activities	(3,822,607)	11,827,999

Cash flows from financing activities:
Decrease (increase) in due from affiliate	123,823	(123,823)
Earn-outs paid	(714,400)	-
Distributions paid	-	(2,809,578)
Issuance of Class A Common Stock	-	2,174,445
Decrease in due to affiliate	-	(3,377,291)
Net cash used in financing activities	(590,577)	(4,136,247)

Net (decrease) increase in cash	(1,707,208)	9,417,474

Cash and cash equivalents at beginning of the period - January 1	10,690,398	1,272,924
Cash and cash equivalents at end of the period - December 31	$8,983,190	$10,690,398

Non-cash and other supplemental information:
Cash paid for interest	$1,693	$-
Income taxes paid	$250,000	$-
Consulting services received in lieu of cash receipts	$-	$19,742

The accompanying notes are an integral part of these consolidated financial statements.

ENDI CORP.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Organization and Lines of Business

ENDI Corp. (“ENDI”) was incorporated in Delaware on December 23, 2021. On August 11, 2022 (the “Closing Date”), the Company (as defined herein) completed its mergers (the “Mergers”) pursuant to that certain Agreement and Plan of Merger dated December 29, 2021 (as amended, the “Merger Agreement”) by and among ENDI, Enterprise Diversified, Inc. (“Enterprise Diversified”), Zelda Merger Sub 1, Inc., Zelda Merger Sub 2, LLC, CrossingBridge Advisors, LLC (“CrossingBridge” or “CBA”) and Cohanzick Management, LLC (“Cohanzick”). As a result of the Mergers, Enterprise Diversified and CrossingBridge merged with wholly-owned subsidiaries of ENDI and now operate as wholly-owned subsidiaries of the Company. The Company is the successor registrant to Enterprise Diversified’s Securities and Exchange Commission (“SEC”) registration effective as of the Closing Date of the Mergers.

The reporting periods covered by the Annual Report on Form 10-K for the year ended December 31, 2023, reflects the standalone business of CrossingBridge prior to the Closing Date of the Mergers and reflects the consolidated business of the Company, including CrossingBridge and Enterprise Diversified, as of and after the Closing Date.

On the Closing Date, Enterprise Diversified and CrossingBridge became wholly-owned subsidiaries of ENDI as a result of the Mergers (collectively with the other transactions described in the Merger Agreement, the “Business Combination”). The Business Combination is accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, with CrossingBridge representing the accounting acquiror.

Prior to the Closing Date, the Company operated through a single reportable segment, CrossingBridge operations. Beginning on the Closing Date through the year ended December 31, 2022, the post-Merger period, and continuing through the current year ended December 31, 2023, the Company operated through four reportable segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Unless the context otherwise requires, and when used herein, the “Company,” “ENDI,” “ENDI Corp.,” “we,” “our,” or “us” refers to ENDI Corp. individually, or as the context requires, collectively with its subsidiaries as of and after the Closing Date, and to CrossingBridge for the periods up to the Closing Date, due to the determination that CrossingBridge represents the accounting acquiror.

As previously disclosed on our Current Report on Form 8-K filed on January 12, 2024, we have filed a Form 15 certifying the deregistration of our Class A common stock under Section 12(6) of the Exchange Act and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act.

CrossingBridge Operations

CBA was formed as a limited liability company on December 23, 2016, under the laws of the State of Delaware. CBA derives its revenue and net income from investment advisory services. CBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and it provides investment advisory services to investment companies (including mutual funds and exchange-traded funds (“ETFs”)) registered under the Investment Company Act of 1940, as amended (“1940 Act”), both as an adviser and as a sub-adviser. CBA also manages, under the Universal Investment Ireland UCITS Platform ICAV, an umbrella Irish Collective Asset-management Vehicle with segregated liability between sub-funds authorized pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations, 2011, as amended from time to time.

As of December 31, 2023, CBA serves as an adviser or manager to its six proprietary products and sub-adviser to two additional products. As of December 31, 2023, the assets under management (“AUM”) for CBA, including advised, managed, and sub-advised funds, were in excess of $1.8 billion. The investment strategies for CBA include: ultra-short duration, low duration high yield, strategic income, responsible credit, and special purpose acquisition companies (“SPACs”). These strategies primarily employ investment grade and high yield corporate debt, as well as credit opportunities in event-driven securities, post reorganization investments, and stressed and distressed debt.

Willow Oak Operations

Beginning on August 12, 2022, the start of the post-Merger period (“Post-Merger”), the Company operates its Willow Oak operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

Willow Oak is an asset management platform focused on partnering with independent asset managers throughout various phases of their firm’s lifecycle to provide comprehensive operational services that support the growth of their businesses. Through minority ownership stakes and bespoke service-based contracts, Willow Oak offers affiliated managers strategic consulting, operational support, and growth opportunities. Services to date include consulting, investor relations and marketing, accounting and bookkeeping, compliance program monitoring, and business development support. The Company intends to actively expand its Willow Oak platform and services to independent managers across the investing community.

Internet Operations

Beginning Post-Merger, the Company operates its internet operations segment through Sitestar.net, its wholly-owned subsidiary. Sitestar.net is an internet service provider that offers consumer and business-grade internet access, e-mail hosting and storage, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada. In addition, the Company owns a portfolio of domain names.

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

Enterprise Diversified, Inc.

On June 12, 2023, through Enterprise Diversified, Inc. (“Enterprise Diversified”), and again on October 31, 2023, we invested $172,512 and $190,148 in a commodity-based limited partnership managed by a third-party general partner, respectively. The general partner is entitled to certain management fees and profit allocations and our investment is subject to a two-year lockup from the date of the initial investment. As of the year ended December 31, 2023, this investment is carried at its reported net asset value (“NAV”) of $348,815. During the year ended December 31, 2023, we recognized $13,845 of net investment losses related to this investment. No comparable activity exists for the year ended December 31, 2022.

On July 14, 2023, through Enterprise Diversified, we invested $500,000 in a private placement transaction for which we received 500 restricted preferred shares of a private company issuer as well as 100,000 warrants of the issuer’s public parent company. Neither the preferred shares nor the warrants are registered or freely tradable and are currently subject to further transfer limitations. The preferred shares have a liquidation preference equal to the fair market value of the consideration paid at issuance, plus accrued and unpaid dividends. All dividends are payable quarterly in arrears. Each warrant entitles the holder to acquire one subordinate voting share of common stock of the issuer’s parent. Our investment does not provide a controlling interest in the issuer or the issuer’s parent. The investment in the preferred shares is carried at its cost basis of $500,000 as of December 31, 2023, with dividend income recognized quarterly pursuant to the terms of the restricted preferred shares. The investment in the warrants is carried at the most recent publicly traded price with a 20% marketability discount applied to account for the lack of registration and transfer restrictions on the warrants, which totals $62,400 as of December 31, 2023. During the year ended December 31, 2023, we recognized $62,400 of net investment income and $34,931 of dividend income related to this investment. No comparable activity exists for the year ended December 31, 2022.

On November 17, 2023, through Enterprise Diversified, we invested $250,250 in a blank check company formed for the purpose of acquiring one or more businesses contemplated pursuant to a registration statement in connection with an initial public offering. We received an aggregate of 25,000 placement units of the corporation, at $10.00 per unit, for an aggregate purchase price of $250,000. Each placement unit is currently intended to consist of one ordinary share, par value $0.0001 per share, of the corporation, and one-half of one redeemable warrant. Each whole warrant is intended to entitle the holder thereof to purchase one ordinary share at a price of $11.50 per share. Additionally, we received an aggregate of 50,000 ordinary shares at approximately $0.005 per share, for an aggregate purchase price of $250.00. As of December 31, 2023, as no initial public offering has been completed, this investment is carried at its cost basis.

eBuild Ventures, LLC

Pursuant to the Merger Agreement, the Company was transferred interests of eBuild Ventures, LLC (“eBuild”) on the Closing Date. eBuild acquires, or provides growth equity to, consumer product businesses in the digital or brick and mortar marketplaces.

On September 8, 2022, through eBuild, we made a capital contribution of $450,000, representing approximately a 10% ownership stake, in a start-up phase private company that operates in the consumer beverage product space. This investment is valued using the equity method, which totals $301,154 as of December 31, 2023. During the year ended December 31, 2023, the Company reported a loss of $148,846 through its application of the equity method on eBuild’s investment.

On March 16, 2023, through eBuild, we made a conditional shareholder contribution of $955,266 and were issued approximately a 3% ownership stake in a private company that operates in the consumer products e-commerce space fulfilled by Amazon. This investment was carried at its cost basis of $955,266 as of December 31, 2023. Subsequent to December 31, 2023, the private company redeemed the contribution in full.

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

On January 9, 2023, Enterprise Diversified was issued a second amended and restated promissory note by Triad DIP Investors, LLC. Amended terms to the promissory note include an increase in the interest rate from 12% to 18% per annum, with unpaid historical accrued interest and future monthly accrued and unpaid interest to be capitalized and added to the then-outstanding principal balance on the last business day of each month. Further, the maturity date of the note was extended from December 31, 2022 to April 30, 2023, with early payoff permitted. Also during the three-month period ended March 31, 2023, Triad notified the Company that it was able to secure a new financing resource that was not previously available. On April 27, 2023, the Company received repayment of the full historical principal balance and accrued interest related to the second amended and restated promissory note receivable, which was greater than the Company’s historical recorded carrying amount of $50,000 as of December 31, 2022. Given these developments, the Company recognized $334,400 of other income related to the realized gain on the note receivable, which is included in the consolidated statements of operations for the year ended December 31, 2023.

As of December 31, 2023, the Company attributed no value to its shares of Triad Guaranty, Inc. common stock held due to the stocks’ general lack of marketability.

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

During the year ended December 31, 2023, through Enterprise Diversified under the other operations segment, the Company invested $1,200,000 into CrossingBridge’s then newly acquired RiverPark Strategic Income Fund.

The Company also routinely invests in the CrossingBridge Pre-Merger SPAC ETF through its other operations segment as well, which as of December 31, 2023, totaled $369,837.

There are no liquidity restrictions in connection with these investments and any intercompany revenue and expenses have been eliminated in consolidation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities in which it otherwise has a controlling financial interest as of and for the year ended December 31, 2023, including: CrossingBridge Advisors, LLC, Bonhoeffer Capital Management, LLC, eBuild Ventures, LLC, Enterprise Diversified, Inc., Sitestar.net, Inc., Willow Oak Asset Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC, Willow Oak Asset Management Fund Management Services, LLC, and Willow Oak Capital Management, LLC.

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

The CrossingBridge Advisors, LLC carve-out for activity prior to the Closing Date is part of the Cohanzick financial statements. Prior to the Closing Date of the Mergers, CBA was a wholly-owned subsidiary of Cohanzick. The historical financial carve-out statements of CBA reflect the assets, liabilities, revenue, and expenses directly attributable to CBA, as well as allocations deemed reasonable by management, to present the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA on a stand-alone basis and do not necessarily reflect the financial position, statements of operations, statements of changes in stockholders’ equity, and statements of cash flows of CBA in the future or what they would have been had CBA been a separate, stand-alone entity during the periods presented that include activity prior to the Closing Date.

Use of Estimates

In accordance with GAAP, the preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including, among other items, those related to fair value of investments, revenue recognition, accrued expenses, financing operations, fair value of goodwill, fixed asset lives and impairment, lease right-of-use assets and impairment, deferred tax assets, liabilities and valuation allowance, other assets, the present value of lease liabilities, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. These accounting policies are described in the relevant sections in the notes to the consolidated financial statements.

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

As of December 31, 2023 and December 31, 2022, allowances offsetting gross accounts receivable on the accompanying consolidated balance sheets totaled $3,498 and $2,283, respectively. For the years ended December 31, 2023 and 2022, credit losses totaled $1,669 and $177, respectively.

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

Vehicles (in years)	5
Furniture and fixtures (in years)	5
Equipment (in years)	7

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company tests its goodwill annually as of December 31, or more often if events and circumstances indicate that those assets might not be recoverable. As of December 31, 2023 and December 31, 2022, the Company reported $737,869 of goodwill under the CrossingBridge operations segment. None of the Company’s recorded goodwill is tax deductible. The fair values assigned to tangible and intangible assets acquired as part of the Mergers are based on management’s estimates and assumptions. As of June 30, 2023, the Company considered the fair values of assets acquired and liabilities assumed to be final and no longer subject to potential adjustments.

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

As described in Note 4, during the three-month period ended December 31, 2022, the Company recorded a measurement period adjustment to the preliminary recorded fair value assigned to the value of the Company’s acquired intangible assets, specifically the domain names held under the internet operations segment, reducing the preliminarily assessed fair value from $235,000 to $175,000, with the decrease in value allocated to the Company’s residual amount of goodwill held as of December 31, 2022. This adjustment was the product of an expanded valuation analysis performed by management in December 2022. As noted above, as of June 30, 2023, the Company considered the fair values of assets acquired and liabilities assumed to be final and no longer subject to potential adjustments.

As of the years ended December 31, 2023 and December 31, 2022, the Company reported the following intangible assets, net of amortization and excluding goodwill, under the respective operating segment.

	December 31, 2023	December 31, 2022
CrossingBridge	$2,044,398	$-
Willow Oak	492,051	534,195
Internet	618,841	689,731
Intangible assets, net	$3,155,290	$1,223,926

As a result of the Company’s impairment testing of goodwill and other intangible assets on December 31, 2023 and 2022, the Company determined that there were no impairment adjustments were necessary.

Amortization expenses on intangible assets during the years ended December 31, 2023 and 2022 totaled $380,062 and $31,074, respectively.

Earn-Out Liability

The Company may enter into contingent payment arrangements in connection with the Company’s business combinations or asset purchases. In contingent payment arrangements, the Company agrees to pay transaction consideration to the seller based on future performance. The Company estimates the value of future payments of these potential future obligations at the time the business combination or asset purchase is consummated. The liabilities related to contingent payment arrangements are recorded under the earn-out liability line on the consolidated balance sheets.

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

W-1 Warrant and Redeemable Class B Common Stock

Pursuant to the Merger Agreement, the Company issued 1,800,000 Class B Common Shares (as defined in Note 4) that are mandatorily redeemable upon exercise of the W-1 Warrant (as defined in Note 4), which provides the holder the ability to purchase 1,800,000 Class A Common Shares (as defined in Note 4) at certain terms. Management has determined that the W-1 Warrant represents an embedded equity-linked feature within the Class B Common Shares, and therefore is valued in conjunction with the Class B Common Shares. The value of the W-1 Warrant and Class B Common Shares is determined using a Black-Scholes pricing model and is classified as a long-term liability on the consolidated balance sheets. The value is remeasured at each reporting date with the change in value flowing through the consolidated statements of operations for the relevant period under the “mark-to-market” line item. See Note 4 for additional terms of the W-1 Warrant and Class B Common Shares.

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

Concentration of Revenue

CBA is the adviser to five registered investment companies and manages one sub-fund under the CrossingBridge Family of Funds. The advised funds are the CrossingBridge Low Duration High Yield Fund, CrossingBridge Ultra-Short Duration Fund, RiverPark Strategic Income Fund, CrossingBridge Responsible Credit Fund, and the CrossingBridge Pre-Merger SPAC ETF, and the managed sub-fund is the CrossingBridge Low Duration High Income Fund. The combined AUM for these advised and managed funds was approximately $1.28 billion and $614 million as of December 31, 2023 and 2022, respectively. CBA is also the sub-adviser to two 1940 Act registered mutual funds with AUM totaling approximately $560 million and $664 million as of December 31, 2023 and 2022, respectively. Finally, CBA also earns revenue through a service agreement with a related party. See Note 3 for more information on the terms of the service agreement.

CBA fee revenues earned from advised and managed funds, sub-advised funds, and service agreements for the years ended December 31, 2023 and 2022 included in the accompanying consolidated statements of operations are detailed below.

	Year Ended December 31,
CrossingBridge Operations Revenue	2023	2022
Advised fund fee revenue	$6,087,547	$4,283,984
Sub-advised fund fee revenue	2,087,769	2,740,605
Service fee revenue	503,467	246,743
Total fee revenue	$8,678,783	$7,271,332

Total revenue from the CrossingBridge operations was approximately 90.5% and 95.2% of the Company’s total revenue for the years ended December 31, 2023 and 2022, respectively. If CBA were to lose a significant amount of AUM, the Company’s revenue would also decrease.

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

A summary of revenue earned through Willow Oak operations during the year ended December 31, 2023 and the Post-Merger period from August 12, 2022 through December 31, 2022 and included on the accompanying consolidated statements of operations are detailed below:

	Year Ended December 31,
Willow Oak Operations Revenue	2023	2022
Management fee revenue	$64,254	$22,176
Fund management services revenue	109,282	38,740
Performance fee revenue	9,434	583
Total revenue	$182,970	$61,499

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue recorded under the internet operations segment as of December 31, 2023 and December 31, 2022 was $147,039 and $156,859, respectively. During the year ended December 31, 2023, $117,218 of revenue was recognized from prior-year contract liabilities (deferred revenue). The internet operations segment did not have comparable activity for the year ended December 31, 2022.

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

The table below further details the awards granted on February 28, 2023, and represents the number of outstanding awards and the relevant income statement impact as of and during the year ended December 31, 2023. There were no comparable equity awards or income statement impacts as of and during the year ended December 31, 2022.

	Number of		Income Statement Impact for the
Award Type	Awards Outstanding	Vesting Schedule	Year Ended December 31, 2023
Restricted stock units	99,766	25% on the second anniversary of January 1, 2023, and thereafter in three equal installments on the subsequent three anniversaries of the initial vesting date, with 100% of the restricted stock vested on the fifth anniversary of the initial vesting, subject to the recipient’s continuous employment.	$72,331
Restricted stock units	15,750	Fully vested on the date of grant.	68,513
Restricted stock	82,761	25% on the second anniversary of January 1, 2023, and thereafter in three equal installments on the subsequent three anniversaries of the initial vesting date, with 100% of the restricted stock vested on the fifth anniversary of the initial vesting, subject to the recipient’s continuous employment.	60,002
Total outstanding awards	198,277		$200,846

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

As of December 31, 2023 and 2022, the Company reported$1,149,351 and $1,441,234 of net deferred tax assets on the consolidated balance sheet, respectively. These net deferred tax assets consist primarily of historic net operating losses that were acquired by the Company as part of the Business Combination, as well as post-closing activity which includes certain deferred tax assets and liabilities that were not previously recognized when CrossingBridge was a nontaxable entity. As of the years ended December 31, 2023 and 2022, the Company has not provided a valuation allowance against its net deferred tax assets. See Note 11 for more information.

In as much as CBA had a single member prior to the Closing Date, it had historically been treated as a disregarded entity for income tax purposes. Consequently, Federal and state income taxes have not been provided for periods ended prior to the Closing Date, as its single member was taxed directly on CBA’s earnings. CBA activity subsequent to the Closing Date was consolidated within ENDI Corp.’s tax return that was filed for the year ended December 31, 2022 and was included in the income tax provision for the year ended December 31, 2022. See Note 11 for more information.

During the years ended December 31, 2023 and 2022, the Company reported $613,504 of income tax expense and $191,678 of income tax benefit, respectively, as a result of the Company’s current tax liabilities and the change in the Company’s net deferred tax assets.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Included in the basic income (loss) per share for year ended December 31, 2023, in addition to the number of shares of common stock outstanding, are 15,750 shares underlying common stock equity incentives awarded pursuant to the Company’s 2022 Plan which vested immediately in full upon approval by the Company’s stockholders of the 2022 Plan at the 2023 Annual Meeting. These shares represent equity awards in the form of restricted stock units.

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

The number of potentially dilutive shares for the years ended December 31, 2023 and 2022, consisting of the Class W-1 and W-2 Warrants issued pursuant to the Merger Agreement, was 2,050,000. None of the potentially dilutive securities had a dilutive impact during years ended December 31, 2023 and 2022.

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

During the year ended December 31, 2023, payments made by CBA to Cohanzick in accordance with the RiverPark Agreement totaled $219,972. There were no comparable payments made during the year ended December 31, 2022.

Historical Shared Expenses Prior to Consummation of the Mergers

The Company, through CrossingBridge, and Cohanzick, shared certain staff, office facilities, and administrative services. The parties involved had agreed to allocate these expenses based on the AUM of each party for activity occurring prior to the consummation of the Mergers. These allocated expenses are reported under the CrossingBridge operations segment in the accompanying consolidated statements of operations in the categories for which the utilization of services relates. A summary of the expenses allocated from Cohanzick to CBA for the year ended December 31, 2022 is noted below. There is no comparable activity for the year ended December 31, 2023, because Post-Merger there were no CBA expenses allocated in this manner.

	Year Ended December 31,
Cohanzick Management Expense Allocation	2023	2022
Employee compensation and benefit expenses allocated	$-	$284,850
Owner compensation and benefit expenses allocated	-	612,387
Other allocated expenses	-	269,830
Total allocated expenses	$-	$1,167,067

There was no due to affiliate balance between CBA and Cohanzick reported on the Company’s consolidated balance sheets as of the years ended December 31, 2023 and 2022. Any due to affiliate balance is due 13 months after the calendar year-end upon 60 days’ written notice. If no notice is given, the date payment is due would extend for another 12 months with 0% interest. Repayments made during the year ended December 31, 2022 by CBA to Cohanzick, for allocated expenses recorded during the year ended December 31, 2021, totaled $3,646,038.

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

During the years ended December 31, 2023 and 2022, CBA reported $205,074 and $61,791 of operating expenses pursuant to the Services Agreement with Cohanzick, respectively.

During the years ended December 31, 2023 and 2022, CBA earned $503,467 and $246,743 of revenue from the Services Agreement with Cohanzick, respectively. As of December 31, 2023 and 2022, receivables of $109,659 and $160,330, respectively, related to the Services Agreement revenue are included in accounts receivable on the accompanying consolidated balance sheets. The Services Agreement receivable amounts recorded as of the year ended December 31, 2023 and 2022, were both collected in full during the subsequent calendar year.

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

During the years ended December 31, 2023 and 2022, CBA paid $68,755 and $25,533, respectively, of rental expenses, including utilities, per the license agreement with Cohanzick.

Subsequent Event

On March 9, 2024, CBA replaced its affiliate Cohanzick as the Sub-Adviser to the RiverPark Short Term High Yield Fund (the “RiverPark Fund”). RiverPark Advisors, LLC (“RiverPark”) remains the advisor to the RiverPark Fund.

The RiverPark Fund, which has been advised by RiverPark and sub-advised by Cohanzick since its inception on September 30, 2010, currently has in excess of $780 million in AUM. Current Portfolio Manager, David Sherman, will continue to manage the RiverPark Fund in his capacity as President and Portfolio Manager of CBA, thereby consolidating all investment strategies under the CBA fund family.

Additionally, on March 8, 2024, Cohanzick entered into an agreement with CBA to assign all other investment advisory contracts and additional assets, and CBA assumed certain liabilities arising from such advisory contracts. Cohanzick will deregister as a registered investment advisor. CBA paid Cohanzick $10,000,000 for the advisory contracts by way of a promissory note. CBA will pay Cohanzick quarterly interest payments beginning on June 30, 2024 until the note is paid in full. The note matures on March 8, 2031. CBA cannot prepay all or any portion of the principal amount of the note prior to March 8, 2027. After March 8, 2027, CBA may prepay the note without any penalty or premium. The note is solely an obligation of CBA and is non-recourse to ENDI. There has been no change in ownership among Cohanzick, CBA and ENDI.

Enterprise Diversified, Inc.

Due from Affiliate

Pursuant to the Merger Agreement, Enterprise Diversified agreed to reimburse Cohanzick for certain fees and expenses, comprising primarily of legal and accounting fees incurred as part of the share registration process. These fees were initially recorded and reimbursed for a total of $594,152 during the year ended December 31, 2022. Upon further analysis by both parties, it was determined that only $470,329 of these fees were subject to reimbursement in accordance with the Merger Agreement. The initial overpayment of these fees, totaling $123,823, has been included within the due from affiliate amount on the accompanying consolidated balance sheets as of December 31, 2022. During the year ended December 31, 2023, this overpayment was repaid in full and the corresponding due from affiliate amount was settled.

Willow Oak Asset Management, LLC

Services Agreement with Arquitos

The Company, through Willow Oak, was party to a service-based contract with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC, Arquitos Epicus, LP, and Arquitos Capital Offshore Master, Ltd. (collectively “Arquitos”), which are managed by Steven Kiel, the Company’s director, and earned revenue for certain services provided to Arquitos. In exchange for these services, Steven Kiel, through Arquitos, was contracted to perform certain ongoing consulting services for the benefit of Willow Oak. In addition to the foregoing exchange of services, Willow Oak also earned an annual performance revenue fee share through its contract with Arquitos. As of December 31, 2022, this service contract and revenue fee share have expired. During the year ended December 31, 2022, the Company earned $24,451 of revenue through this fund management services arrangement. No comparable activity exists for the year ended December 31, 2023.

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

Pursuant to the terms of the Merger Agreement, Enterprise Diversified merged with First Merger Sub, a wholly-owned subsidiary of the Company, with Enterprise Diversified being the surviving entity, and CrossingBridge merged with Second Merger Sub, a wholly-owned subsidiary of the Company, with CrossingBridge being the surviving entity. In connection with the Mergers, each share of common stock of Enterprise Diversified was converted into the right to receive one share of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Shares” or the “Class A Common Stock”), and Cohanzick, as the sole member of CrossingBridge, received 2,400,000 Class A Common Shares and 1,800,000 shares of Class B common stock, par value $0.0001 per share, of the Company (the “Class B Common Shares” or the “Class B Common Stock”, and together with the Class A Common Shares, the “Common Shares”), a Class W-1 Warrant to purchase 1,800,000 Class A Common Shares (“Class W-1 Warrant” or “W-1 Warrant”) and a Class W-2 Warrant to purchase 250,000 Class A Common Shares (“Class W-2 Warrant” or “W-2 Warrant”).

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

Pursuant to the Merger Agreement, Enterprise Diversified agreed to reimburse Cohanzick certain fees and expenses, which amount to $470,329. These fees were reimbursed during the year ended December 31, 2022 and were reported on the consolidated statements of operations as transaction expenses for the year ended December 31, 2022. On the Closing Date, the Company also entered into a registration rights agreement, (as amended, the “Registration Rights Agreement” or “RRA”), with certain stockholders that are deemed to be affiliates of ENDI immediately following the closing of the Mergers, pursuant to which such stockholders’ Class A Common Shares, including the Class A Common Shares underlying any warrants issued in connection with the Mergers, will be registered for resale on a registration statement to be filed by the Company with the SEC under the Securities Act of 1933, as amended. On January 12, 2024, the Company entered into an amendment to the RRA that indefinitely defers the Company’s obligation to file a shelf registration statement relating to the resale of such securities.

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

The unaudited pro forma financial information for the year ended December 31, 2022 combines the historical results of the Company for those periods, the historical results of Enterprise Diversified for the periods prior to the Closing Date, and the effects of the pro forma adjustments discussed above. The unaudited pro forma financial information is as follows:

For the year ended December 31, 2022
Revenue	$8,264,005
Net income	1,656,707
Net income per share	$0.46

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

Pursuant to the RiverPark Agreement, no consideration was paid upon closing; however, CBA shall pay an amount approximately equal to 50% of RiverPark Fund’s management fees (as set forth in RiverPark Fund’s prospectus) to RiverPark (the prior adviser) and Cohanzick (the prior sub-adviser) for a period of three years after closing, and pay an amount approximately equal to 20% of the RiverPark Fund’s management fees in the fourth and fifth years after closing as set forth in the RiverPark Agreement. Notwithstanding the foregoing, certain of the amounts payable based on the RiverPark Fund’s management fees pursuant to the RiverPark Agreement during the first three years after the closing shall be capped such that they are less than $1.3 million in the aggregate. This liability is reported on the Company’s consolidated balance sheets under earn-out liability.

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

The following table presents information about the Company’s assets measured at fair value as of the years ended December 31, 2023 and December 31, 2022.

	Level I	Level II	Level III
December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Excluded (a)
Investments in securities, at fair value (cost $7,847,039)	$7,715,075	$-	$-	$-
W-1 Warrant and Class B Common Stock liability, at fair value	-	-	464,000	-
Investment in limited partnership, at net asset value	-	-	-	348,815
Investment in warrants, at fair value (cost $0)	-	-	62,400	-
Total	$7,715,075	$-	$526,400	$348,815

	Level I	Level II	Level III
December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Excluded (a)
Investments in securities, at fair value (cost $5,802,395)	$5,860,688	$-	$-	$-
W-1 Warrant and Class B Common Stock liability, at fair value	-	-	576,000	-
Total	$5,860,688	$-	$576,000	$-

(a)	Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed previously, through Enterprise Diversified, the Company holds Level I investments, among which include shares of CrossingBridge Ultra-Short Duration Fund, CrossingBridge Low Duration High Yield Fund, RiverPark Strategic Income Fund, and CrossingBridge Responsible Credit Fund, which are SEC registered mutual funds for which CBA is the adviser, as well as shares of CrossingBridge Pre-Merger SPAC ETF, which is an ETF also advised by CBA. As of December 31, 2023 and 2022, Level I investments held by the Company in investment products advised by CBA totaled $6,520,899 and $4,850,308, respectively. The Company’s remaining Level I investments held as of December 31, 2023 and 2022 includes marketable U.S. fixed income and equity securities. There are no liquidity restrictions in connection with these investments held through Enterprise Diversified.

The Company’s investment in the commodity-based limited partnership is measured using NAV as the practical expedient and is exempt from the fair value hierarchy. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. The Company’s investment in this limited partnership is remeasured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as investment income in the period of adjustment. As of the year ended December 31, 2023, this investment is carried at its reported NAV of $348,815. During the year ended December 31, 2023, we recognized $13,845 of net investment losses related to this investment. No comparable activity exists for the year ended December 31, 2022.

Included as part of the Company’s July 14, 2023 private placement investment through Enterprise Diversified, the Company received 100,000 warrants of the issuer’s public parent company. The warrants are not registered or freely tradable and were not transferrable until after December 15, 2023. Due to these restrictions, the Company did not assign a value to the warrants prior to December 15, 2023. As of December 31, 2023, the warrants are now transferrable, but are still unregistered and contain various other trading restrictions. In order to value these warrants as of December 31, 2023, the Company has applied a marketability discount to similar like-kind warrants of the same company that actively trade on the OTCQX tier of the OTC Market. The Company evaluated similar marketability discounts applied to other OTC traded companies to arrive at a 20% discount rate. By applying the 20% discount rate to the most recent closing price of the comparable freely traded warrants, the Company valued the 100,000 warrants at $62,400 as of December 31, 2023 on the accompanying consolidated balance sheets. Due to the lack of observable inputs used in the Company’s calculation, the warrants have been classified as a Level III investment. The $62,400 was also recognized as an unrealized gain for the year ended December 31, 2023 on the accompanying consolidated statement of operations.

As discussed previously, pursuant to the Merger Agreement, the Company issued 1,800,000 Class B Common Shares that are mandatorily redeemable upon exercise of the W-1 Warrant. Management has determined that the W-1 Warrant represents an embedded equity-linked feature within the Class B Common Shares, and therefore is valued in conjunction with the Class B Common Shares as a long-term liability on the consolidated balance sheets. The value of the W-1 Warrant and Class B Common Shares is determined using a Black-Scholes pricing model, resulting in a Level III classification. The pricing model considers a variety of inputs at each measurement date including, but not exclusively, a 30-day VWAP of the Company’s closing stock price, the Company’s estimated equity volatility over the remaining warrant term, the warrant exercise price, the Company’s annual rate of dividends, the bond equivalent yield, and remaining term of the W-1 Warrant. Additionally, a discount is applied based on an analysis of the underlying marketability of the Company’s Class A Common Stock with respect to Rule 144 restrictions. This value is remeasured at each reporting date with the change in value flowing through the consolidated statements of operations for the relevant period. The table below represents the relevant inputs used in the value determination as of December 31, 2023 and change in value from the Closing Date to December 31, 2023.

W-1 Warrant and Class B Common Stock
Inputs below are as of December 31, 2023

ENDI Corp. 30-day VWAP closing stock price	$3.96
Warrant exercise price	$8.00
Estimated equity volatility over remaining term	32.00%
ENDI Corp. annual rate of dividends	0.00%
Bond equivalent yield	3.84%
Remaining term of W-1 Warrant	3.61
Discount for lack of marketability	14.00%

August 11, 2022	$1,476,000
Less: Unrealized gains reported in other income	(900,000)
December 31, 2022	576,000
Plus: Unrealized losses reported in other income	252,000
March 31, 2023	828,000
Less: Unrealized gains reported in other income	(355,000)
June 30, 2023	473,000
Plus: Unrealized losses reported in other income	172,000
September 30, 2023	645,000
Less: Unrealized gains reported in other income	(181,000)
December 31, 2023	$464,000

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes its intangible assets — goodwill, customer relationships, trade names, investment management agreements, non-compete agreement, and domain names — on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the years ended December 31, 2023 and 2022.

As discussed previously, the Company entered into a contingent consideration arrangement pursuant to the RiverPark Agreement, which is included on the consolidated balance sheets on December 31, 2023 for $1,427,212, including both the short and long-term portions, as an earn-out liability. Contingent payment obligations related to asset purchases, if estimable and probable of payment, are initially recorded at their estimated value. When the contingency is ultimately resolved, any additional contingent consideration issued or issuable over the amount that was initially recognized as a liability is considered an additional cost of the acquisition. These additional costs would then be allocated to the qualifying assets on a relative fair value basis.

As discussed previously, Enterprise Diversified held a promissory note receivable from Triad DIP Investors, LLC and 847,847 aggregate shares of Triad Guaranty, Inc. common stock. During the three-month period ended March 31, 2023, Enterprise Diversified was issued a second amended and restated promissory note by Triad DIP Investors, LLC and was further notified that Triad had successfully secured a new financing resource that would permit a full repayment of Enterprise Diversified’s promissory note. On April 27, 2023, the Company received repayment of the full historical principal balance and accrued interest related to the amended and restated promissory note receivable, which was greater than the Company’s historical recorded carrying amount of $50,000 as of December 31, 2022. As a result of these developments, the Company recognized $334,400 of other income as a realized gain on collection of the note, which is included on the consolidated statements of operations for the year ended December 31, 2023. As of December 31, 2023, the Company attributed no value to its shares of Triad Guaranty, Inc. common stock due to the stocks’ general lack of marketability.

NOTE 7. INTANGIBLE ASSETS AND PROPERTY AND EQUIPMENT

The Company’s intangible assets as of December 31, 2023 and 2022 are included below.

	December 31, 2023	December 31, 2022
Customer relationships	$3,294,768	$1,000,000
Domain names	144,826	175,000
Trade names	80,000	80,000
Investment management agreements	23,416	-
Noncompete	23,416	-
	3,566,426	1,255,000
Less: accumulated amortization	(411,136)	(31,074)
Intangible assets, net	$3,155,290	$1,223,926

Amortization expenses on intangible assets during the years ended December 31, 2023 and 2022 totaled $380,062 and $31,074, respectively.

The cost of property and equipment as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Property and equipment	$108,501	$3,431
Less: accumulated depreciation	(1,808)	(3,431)
Property and equipment, net	$106,693	$-

Depreciation expense was $1,808 and $3,431 for the years ended December 31, 2023 and 2022, respectively.

NOTE 8. SEGMENT INFORMATION

Prior to the Closing Date, including during the year ended December 31, 2022, the Company operated through a single reportable segment, CrossingBridge operations. Beginning on the Closing Date through the year ended December 31, 2022, the Post-Merger period, and continuing through the current period ended December 31, 2023, the Company operated through four reportable segments: CrossingBridge operations, Willow Oak operations, internet operations, and other operations.

The CrossingBridge operations segment includes revenue and expenses derived from investment management and advisory and sub-advisory services.

Beginning on August 12, 2022, the Willow Oak operations segment includes revenues and expenses derived from various joint ventures, service offerings, and initiatives undertaken in the asset management industry.

Beginning on August 12, 2022, the internet operations segment includes revenue and expenses related to the Company’s sale of internet access, e-mail and hosting, storage, and other ancillary services. The Company’s internet segment includes revenue generated by operations in both the United States and Canada. Included in consolidated statements of operations for the years ended December 31, 2023 and 2022, the internet operations segment generated revenue of $689,802 and $291,472 in the United States and revenue of $35,968 and $14,208 in Canada, respectively. All assets reported under the internet operations segment for the years ended December 31, 2023 and 2022 are located within the United States.

Beginning on August 12, 2022, the other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the years ended December 31, 2023 and 2022.

Year Ended December 31, 2023	CrossingBridge	Willow Oak	Internet	Other	Consolidated
Revenues	$8,678,783	$182,970	$725,770	$-	$9,587,523
Cost of revenue	-	-	218,269	-	218,269
Operating expenses	5,261,667	399,928	234,173	1,753,039	7,648,807
Other income (expenses)	72,094	1,104	(19,882)	755,788	809,104
Net income (loss)	3,489,210	(215,854)	253,446	(997,251)	2,529,551
Goodwill	737,869	-	-	-	737,869
Identifiable assets	$7,472,058	$661,177	$805,306	$15,840,578	$24,779,119

Year Ended December 31, 2022	CrossingBridge	Willow Oak	Internet	Other	Consolidated
Revenues	$7,271,332	$61,499	$305,680	$-	$7,638,511
Cost of revenue	-	-	103,843	-	103,843
Operating expenses	3,998,003	172,865	105,115	2,153,767	6,429,750
Other income (expenses)	15,611	(692)	(398)	1,263,146	1,277,667
Net income (loss)	3,288,940	(112,058)	96,324	(890,621)	2,382,585
Goodwill	737,869	-	-	-	737,869
Identifiable assets	$955,625	$726,279	$905,395	$18,146,327	$20,733,626

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2023 and 2022, the Company had no long-term leases that required right-of-use assets or lease liabilities to be recognized.

In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to short-term leases, including its membership agreement through ENDI Corp. and its license agreement through CBA, for the years ended December 31, 2023 and 2022 were $81,785 and $82,996, respectively.

There are no other operating lease costs for the years ended December 31, 2023 and 2022.

Other Commitments

Registration Rights Agreement

As discussed in Note 4, on the Closing Date, the Company entered into the RRA with certain stockholders that are deemed to be affiliates of ENDI immediately following the closing of the Mergers, pursuant to which such stockholders’ Class A Common Shares, including the Class A Common Shares underlying any warrants issued in connection with the Mergers, will be registered for resale on a registration statement to be filed by the Company with the SEC under the Securities Act of 1933, as amended. On May 1, 2023, the Company entered into a second amendment to the RRA pursuant to which the parties extended the deadline by which the Company shall prepare and file or cause to be prepared and filed with the SEC a registration statement to on or before August 1, 2023, and on August 1, 2023, the Company entered into a third amendment to the RRA pursuant to which the parties extended the deadline by which the Company shall prepare and file or cause to be prepared and filed with the SEC a registration statement to on or before March 31, 2024. On January 12, 2024, the Company entered into an amendment to the RRA that indefinitely defers the Company’s obligation to file a shelf registration statement relating to the resale of such securities.

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

The lawsuit was tried to a jury in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia) in September 2023, and the jury returned a unanimous verdict in favor of Enterprise Diversified and against Frank Erhartic, Jr. On September 25, 2023, the Court entered a civil judgment in favor of Enterprise Diversified in the amount of $243,423, plus interest in the amount of 6% per year until the judgement is paid in full. Mr. Erhartic filed a Notice of Appeal on October 17, 2023, which is pending.

On November 27, 2023, Enterprise Diversified initiated a civil action in Nevada to domesticate the Judgment to execute on the Former CEO’s stock in Enterprise Diversified. Following a statutorily required stay of execution, on February 13, 2024, Enterprise Diversified filed a request with the court to require the Former CEO to deliver his shares to Enterprise Diversified, or in the alternative, to allow Enterprise Diversified to issue new shares. Upon the Nevada Court’s determination to grant Enterprise Diversified’s request, and once in possession of the shares, Enterprise Diversified will be entitled to execute on the shares to satisfy amounts owed under the Judgment.

NOTE 10. STOCKHOLDERS’ EQUITY

Classes of Shares

As of December 31, 2023, the Company’s Certificate of Incorporation authorizes the issuance of an aggregate of 17,800,000 shares of capital stock of the Company consisting of 14,000,000 authorized shares of Class A Common Stock, par value of $0.0001 per share, 1,800,000 authorized shares of Class B Common Stock, par value of $0.0001 per share, and 2,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”).

Class A Common Stock

As of December 31, 2023, 5,452,383 shares of the Company’s Class A Common Stock were issued and outstanding.

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

Class B Common Stock

As of December 31, 2023, 1,800,000 shares of the Company’s Class B Common Stock were issued and outstanding.

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

Preferred Stock

As of December 31, 2023, the Company had no issued shares of Preferred Stock.

The voting, dividend, distribution, and any other rights of holders of any series of the Company’s Preferred Stock will be as described in the applicable Certificate of Designation designating such series of Preferred Stock.

NOTE 11. INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2023 and 2022 included the following:

	Year Ended December 31,
	2023	2022
Current provision (benefit):
Federal	$307,923	$-
State	39,872	-
Deferred provision (benefit):
Federal	280,776	(186,103)
State	(15,067)	(5,575)
Valuation allowance	-	-
Total income tax expense (benefit)	$613,504	$(191,678)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$1,289,646	$1,475,901
Carrying value differences	215,337	203,541
Net deferred tax assets	1,504,983	1,679,442

Deferred tax liabilities:
Carrying value differences	(355,632)	(238,208)
Net deferreds	$1,149,351	$1,441,234

A reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, 2023 and 2022, is as follows:

	Year Ended December 31,
	2023	2022

Net income tax provision (benefit) at federal statutory rate of 21%	$660,042	$(172,768)
Adjustments to reconcile to the effective rate:
State and local income tax (benefit), net of federal tax benefits	57,143	(14,736)
Dividends received deduction	(48,224)	-
Non-taxable gain	(35,112)	-
Stock compensation and related expenses	-	185,169
W-1 Warrant mark-to-market	(23,520)	(189,000)
Other	3,175	(343)
Effective income tax provision (benefit)	$613,504	$(191,678)

As mentioned in Note 2, in as much as CBA had a single member prior to the Closing Date, it had historically been treated as a disregarded entity for income tax purposes. Consequently, Federal and state income taxes have not been provided for periods prior to the Closing Date as its single member was taxed directly on CBA’s earnings. During 2021, CBA’s historical single member made a pass-through entity tax (“PTET”) election with New York State. The PTET is an optional tax that partnerships or New York S corporations may annually elect to pay on certain income for tax years beginning on or after January 1, 2021. If an eligible partnership or New York S corporation elects to pay the PTET, its partners, members, or shareholders subject to personal income tax may be eligible for a PTET credit on their New York State income tax returns. CBA’s carve-out piece of the 2021 PTET election made by CBA’s historical single member was $112,100 and is included in the due to affiliate balance on the balance sheet as of the year ended December 31, 2021. CBA activity subsequent to the Closing Date was consolidated within ENDI Corp.’s tax return that was filed for the year ended December 31, 2022 and has was included in the income tax provision for the year ended December 31, 2022.

GAAP provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As of December 31, 2023 and 2022, the Company had federal and state net operating loss carryforwards of approximately $6.0 million and $6.8 million, respectively. A portion of these carryforwards will expire in various amounts beginning in 2035, however the majority of these carryforwards will not expire as they were generated after December 31, 2017. The Company expects it will be able to use its carryforwards subject to expiration in full prior to 2035. Section 382 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. Net operating losses that arose prior to that ownership change will have limited availability to offset taxable income arising in periods following the ownership change. During the year ended December 31, 2022, the Company performed an analysis to determine if a change of control occurred as a product of the Business Combination, and has determined that a change of control is more likely than not to have occurred on August 11, 2022. Under Section 382, net operating loss carryforwards that arose prior to the ownership change will have limited availability to offset taxable income arising in future periods following the ownership change. Section 382 imposes multiple separate and distinct limits on the utilization of pre-change of control net operating losses based on the fair market value of the Company immediately prior to the change of control, as well as certain activities that may or may not occur during the 60 months immediately following the change of control. While the majority of the Company’s historic net operating losses will be limited to an annual threshold, the majority of historic net operating losses also will not be subject to future expiration. As of the years ended December 31, 2023 and 2022, the Company has not provided a valuation allowance against its net operating losses as the Company expects to be able to use its net operating losses in full to offset future taxable income generated by the Company.

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

The Company is required to recognize in the financial statements the impact of a tax position, if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. There was no unrecognized tax benefit as of December 31, 2023 and 2022. The Company does not expect that its uncertain tax positions will materially change in the next 12 months. No liability related to uncertain tax positions is recorded on the accompanying financial statements related to uncertain tax positions.

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

During the years ended December 31, 2023 and 2022, the Company reported $613,504 of income tax expense and $191,678 of income tax benefit, respectively, as a result of the Company’s current tax liabilities and the change in the Company’s net deferred tax assets.

NOTE 12. SUBSEQUENT EVENTS

Deregistration

On January 12, 2024, we filed a Form 15 certifying the deregistration of our Class A common stock under Section 12(g) of the Exchange Act and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act. Once the Company’s deregistration is effective, approximately 90 days after the submission of its Form 15, the Company will continue to be quoted on the OTCQB tier under OTC Market’s alternative reporting method.

CBA and RiverPark Transaction

On March 9, 2024, CBA replaced its affiliate Cohanzick as the Sub-Adviser to the RiverPark Short Term High Yield Fund (the “RiverPark Fund”). RiverPark Advisors, LLC (“RiverPark”) remains the advisor to the RiverPark Fund. The RiverPark Fund, which has been advised by RiverPark and sub-advised by Cohanzick since its inception on September 30, 2010, currently has in excess of $780 million in AUM. Current Portfolio Manager, David Sherman, will continue to manage the RiverPark Fund in his capacity as President and Portfolio Manager of CBA, thereby consolidating all investment strategies under the CBA fund family.

CBA and Cohanzick Transaction

On March 8, 2024, Cohanzick entered into an agreement with CBA to assign all other investment advisory contracts and additional assets, and CBA assumed certain liabilities arising from such advisory contracts. Cohanzick is deregistering as a registered investment advisor. CBA paid Cohanzick $10,000,000 for the advisory contracts by way of a promissory note. CBA will pay Cohanzick quarterly interest payments beginning on June 30, 2024 until the note is paid in full. The note matures on March 8, 2031. CBA cannot prepay all or any portion of the principal amount of the note prior to March 8, 2027. After March 8, 2027, CBA may prepay the note without any penalty or premium. The note is solely an obligation of CBA and is non-recourse to ENDI. There has been no change in ownership among Cohanzick, CBA and ENDI.

Management has evaluated all subsequent events from December 31, 2023, through April 1, 2024, the date the consolidated financial statements were issued. Management concluded that no additional subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

